Form 10-Q
period 2026-03-31
Cerebras Systems Inc.
filed 2026-06-24
CIK 2021728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-43284

Cerebras Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware		81-2256092
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

1237 E. Arques Avenue Sunnyvale, California		94085
(Address of principal executive offices)		(Zip Code)
(650) 933-4980
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value per share	CBRS	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 17, 2026, the registrant had outstanding 92,130,188 shares of Class A common stock, 130,720,379 shares of Class B common stock, and 3,682,000 shares of Class N common stock, each with a par value of $0.00001 per share.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cash flows, expenses, gross margins, and other results of operations;
•our ability to acquire new customers and grow our customer base;
•our ability to successfully retain existing customers, including OpenAI OpCo, LLC (“OpenAI”), Group 42 Holding Ltd (together with its affiliates, “G42”), Mohamed bin Zayed University of Artificial Intelligence (“MBZUAI”), Amazon Web Services (“AWS”), and other significant customers, and expand sales within our existing customer base;
•our expectations with respect to the performance of our offerings;
•our ability to procure and finance data center capacity in geographies and on the timelines we desire on commercially reasonable terms;
•our ability to successfully maintain our relationships with our third-party suppliers and manufacturers;
•launching new offerings, adding new product capabilities, and our technology and product roadmap;
•future investments in developing and enhancing our business;
•our expectations regarding our ability to expand;
•design, manufacturing, or product defects;
•our ability to effectively manage our growth;
•investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•economic and industry trends, projected growth, or trend analysis, particularly as it relates to artificial intelligence (“AI”) compute;
•investments in our sales and marketing efforts;
•our ability to compete effectively with existing competitors and new market entrants;
•our reliance on our senior management team and our ability to identify, recruit, and retain skilled personnel;
•our ability to obtain, maintain, protect, and enforce our intellectual property rights and any costs associated therewith;
•our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•economic trends and other macroeconomic factors, such as tariffs, the cost of power, fluctuating interest rates and rising inflation;
•the impact of geopolitical changes or tensions, political conflicts, and other global financial, economic, and political events and wars on our industry, customers, business, financial condition, results of operations, and prospects and any global pandemics or health crises;

•our expected use of net proceeds from our initial public offering (“IPO”); and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those under the section titled “Risk Factors.”
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share and share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,716,016	$701,706
Restricted cash	1,029,098	228,672
Investments	515,605	406,531
Accounts receivable, net	62,631	50,423
Inventories	89,040	63,626
Customer warrants	90,701	60,906
Prepaid expenses and other current assets	77,870	31,782
Total current assets	3,580,961	1,543,646
Property and equipment, net	572,439	437,396
Customer warrants, net of current portion	425,355	91,447
Operating lease right-of-use assets	353,303	248,950
Other non-current assets	16,320	4,598
Total assets	$4,948,378	$2,326,037

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$50,336	$48,630
Deferred revenue	149,918	131,049
Operating lease liability	66,218	45,865
Customer deposits	368,426	354,460
Working capital loan	621,306	—
Accrued and other current liabilities	171,042	139,536
Total current liabilities	1,427,246	719,540
Deferred revenue, net of current portion	94,344	35,847
Operating lease liability, net of current portion	312,474	215,957
Working capital loan, net of current portion	361,617	—
Total liabilities	2,195,681	971,344

Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.00001 par value per share: 124,652,775 shares and 113,258,719 shares authorized, at March 31, 2026 and December 31, 2025, respectively; 124,652,775 and 113,258,716 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,947,379	1,933,348

Stockholders’ deficit
Class A common stock, $0.00001 par value; 287,000,000 and 271,800,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 58,991,587 and 57,907,093 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Class N common stock, $0.00001 par value; 40,000,000 and 37,100,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 2,026,025 and nil shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Treasury stock, at cost, 889,890 shares as of March 31, 2026 and December 31, 2025	(21,456)	(21,456)
Additional paid-in capital	742,713	346,829
Accumulated other comprehensive income	3,396	1,301
Accumulated deficit	(919,336)	(905,330)
Total stockholders’ deficit	(194,682)	(578,655)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$4,948,378	$2,326,037
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Hardware	$110,593	$69,674
Cloud and other services	82,813	29,838
Total revenue	193,406	99,512
Cost of revenue
Hardware	64,931	48,410
Cloud and other services	42,299	9,498
Total cost of revenue	107,230	57,908
Gross profit	86,176	41,604
Operating expenses
Research and development	75,495	52,751
Sales and marketing	14,701	10,326
General and administrative	11,017	6,997
Total operating expenses	101,213	70,074
Loss from operations	(15,037)	(28,470)
Other income, net	2,528	6,286
Loss before income taxes	(12,509)	(22,184)
Income tax expense	1,497	1,683
Net loss	$(14,006)	$(23,867)

Net loss per share, basic and diluted	$(0.22)	$(0.46)
Weighted average shares outstanding, basic and diluted	62,806	52,003
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(14,006)	$(23,867)
Change in foreign currency translation adjustments, net of tax	911	180
Available-for-sale investments:
Change in net unrealized gain (loss) on debt securities, net of tax	1,184	(72)
Comprehensive loss	$(11,911)	$(23,759)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	113,259	$1,933,348	57,907	$1	$346,829	(890)	$(21,456)	$1,301	$(905,330)	$(578,655)
Issuance of shares of Series H redeemable convertible preferred stock, net of issuance costs	11,394	1,014,031	—	—	—	—	—	—	—	—
Customer warrants issued	—	—	—	—	365,755	—	—	—	—	365,755
Issuance of shares of Class N common stock	—	—	2,026	—	15,019	—	—	—	—	15,019
Class A common shares issued upon exercise of stock options	—	—	1,085	—	5,177	—	—	—	—	5,177
Tax withholding from tender offer	—	—	—	—	(623)	—	—	—	—	(623)
Vesting of early exercised stock options	—	—	—	—	809	—	—	—	—	809
Stock-based compensation expense	—	—	—	—	9,418	—	—	—	—	9,418
Conversion of stock-based liability classified awards to stock-based equity classified awards	—	—	—	—	329	—	—	—	—	329
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	911	—	911
Change in net unrealized gain on debt securities, net of tax	—	—	—	—	—	—	—	1,184	—	1,184
Net loss	—	—	—	—	—	—	—	—	(14,006)	(14,006)
Balance as of March 31, 2026	124,653	$2,947,379	61,018	$1	$742,713	$(890)	$(21,456)	$3,396	$(919,336)	$(194,682)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	82,899	$850,066	53,373	$1	$176,233	(300)	$(88)	$220	$(1,143,157)	$(966,791)
Class A common shares issued upon exercise of stock options	—	—	374	—	1,549	—	—	—	—	1,549
Vesting of early exercised stock options	—	—	—	—	1,715	—	—	—	—	1,715
Stock-based compensation expense	—	—	—	—	8,927	—	—	—	—	8,927
Conversion of stock-based liability classified awards to stock-based equity classified awards	—	—	—	—	150	—	—	—	—	150
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	180	—	180
Change in net unrealized loss on debt securities, net of tax	—	—	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	—	—	(23,867)	(23,867)
Balance as of March 31, 2025	82,899	$850,066	53,747	$1	$188,574	(300)	$(88)	$328	$(1,167,024)	$(978,209)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,006)	$(23,867)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	18,175	3,911
Non-cash interest expense	18,949	—
Non-cash lease expense	15,775	2,912
Stock-based compensation	9,593	9,154
Provision for product warranties	4,590	4,500
Amortization of customer warrants	2,053	—
Other	(959)	(254)
Changes in operating assets and liabilities:
Accounts receivable	(12,208)	56,787
Inventories	(21,684)	53,752
Prepaid expenses and other assets	(57,603)	3,688
Accounts payable	(10,070)	(5,650)
Deferred revenue	36,769	15,055
Customer deposits	13,966	(159,599)
Other liabilities	8,995	(15,326)
Net cash flows provided by (used in) operating activities	$12,335	$(54,937)
Cash flows from investing activities:
Purchases of property and equipment	$(131,970)	$(98,244)
Purchases of investments	(308,801)	(20,175)
Maturities and sales of investments	204,155	61,673
Net cash flows used in investing activities	$(236,616)	$(56,746)
Cash flows from financing activities:
Proceeds from sale of shares of Series H redeemable convertible preferred stock	$1,014,249	$—
Costs incurred in connection with the sale of shares of Series H redeemable convertible preferred stock	(218)	—
Proceeds from Working Capital Loan	1,004,571	—
Proceeds from issuance of shares of Class N common stock	15,019	—
Proceeds from exercise of stock options	5,315	1,552
Tax withholding from tender offer	(623)	—
Payments of deferred offering costs	(207)	—
Net cash flows provided by financing activities	$2,038,106	$1,552
Effect of exchange rate on cash	911	180
Increase in cash, cash equivalents, and restricted cash	$1,814,736	$(109,951)
Cash, cash equivalents, and restricted cash beginning of period	930,378	581,965
Cash, cash equivalents, and restricted cash end of period	$2,745,114	$472,014

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$(574)	$63
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$120,128	$—
Billed amounts offsetting Working Capital Loan balance	$21,648	$—
Purchases of property and equipment included in accounts payable and accrued and other current liabilities	$36,718	$1,120
Transfer of property and equipment into inventories	$8,443	$—
Transfer to property and equipment out of inventories	$—	$40,458
Unpaid deferred offering costs included in accrued and other current liabilities	$2,653	$—
Vesting of early exercised options	$809	$1,715
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Nature of Operations
Cerebras Systems Inc. (the “Company” or “Cerebras”) was incorporated in Delaware in April 2016. Cerebras is an artificial intelligence (“AI”) infrastructure company that designs and manufactures an AI compute platform comprised of proprietary systems and software that is delivered in standard racks for deployment in our, and our customers’, data centers up to supercomputer scale. The Company’s pioneering Wafer-Scale Engine (“WSE”), a chip encompassing an entire silicon wafer, was specifically designed to enable higher performance and speeds than GPUs for the computational demands of inference, Generative AI (“GenAI”), and other AI applications. Since its inception, Cerebras has dedicated resources to research and development activities that support its current projects and future development efforts. The Company is headquartered in Sunnyvale, California.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, but do not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2025 thereto contained in the Company’s final prospectus filed with the SEC on May 14, 2026 (the “Prospectus”), pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, are consistent with those discussed in Note 4 – Significant Accounting Policies to the audited consolidated financial statements in the Prospectus. There have been no significant changes in the Company’s significant accounting policies or critical accounting estimates since December 31, 2025 that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows, and the changes in equity for the periods presented. The results of operations for the three months ended March 31, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period. Certain prior period amounts reported in the Company’s condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.
Initial Public Offering
On May 15, 2026, the Company completed its initial public offering (the “IPO”), in which it issued and sold 34,500,000 shares of its Class A common stock at $185.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 4,500,000 shares of Class A common stock. The Company received net proceeds of approximately $6.2 billion from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. Immediately prior to the completion of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock converted into 124,652,775 shares of Class B common stock on a one-for-one basis, and 60,457,570 shares of the Company’s then-outstanding Class A common stock, including shares of Class A common stock issued upon vesting and settlement of certain restricted stock units (“RSUs”) that vested upon completion of the IPO, were reclassified into an aggregate of 185,110,345 shares of Class B common stock on a one-for-one basis. Additionally, certain shares and equity awards were converted into, or amended to provide for issuance or settlement in, shares of Class A common stock instead of shares of Class B common stock.
The shares and proceeds from the IPO, the underwriters’ exercise of their option to purchase additional shares, the conversion of the Company’s redeemable convertible preferred stock, and the reclassification of the Company’s common stock are not reflected in the condensed consolidated financial statements as of and for the three months ended March 31, 2026. Refer to Note 17 – Subsequent Events for further discussion.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Areas of significant estimates include, but are not limited to, revenue recognition, including the determination of the standalone selling price (“SSP”) of performance obligations, significant financing components, useful life of property, plant and equipment, product warranty accruals, impairment of long-lived assets, the market value of and demand for inventory, valuation allowance on deferred income tax assets, the fair value of common stock and other assumptions used to measure stock-based compensation. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Actual results could significantly differ from those estimates. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded prospectively in the period in which they become known.
Supplier Concentration
Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. Three suppliers accounted for 16%, 12%, and 11% of total purchases for the three months ended March 31, 2026. Two suppliers accounted for 11% and 11% of total purchases for the three months ended March 31, 2025.
Note 3 – Revenue
Disaggregation of Revenue
The Company recognizes revenue classified in hardware at a point in time, and revenue classified in cloud and other services either at a point in time or over time. Revenue by point in time and over time was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Hardware revenue recognized point in time	$110,593	$69,674
Cloud and other services revenue recognized point in time	547	614
Cloud and other services revenue recognized over time	82,266	29,224
Total revenue	$193,406	$99,512
Revenue recognized during the three months ended March 31, 2026 that was included in deferred revenue as of December 31, 2025 was $32.3 million. Revenue recognized during the three months ended March 31, 2025 that was included in deferred revenue as of December 31, 2024 was $16.6 million.
During the three months ended March 31, 2026 the Company recognized a $2.1 million reduction in revenue related to the amortization of the customer warrant assets in the condensed consolidated statements of operations, in proportion to the amount of related revenues recognized. Refer to Note 12 – Common Stock for further discussion. The remaining balance of the customer warrant assets as of March 31, 2026 will be recorded as a reduction in revenue in the consolidated statement of operations through October 2031.
Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues
	Three Months Ended March 31,
	2026	2025
Customer A(1)	63%	24%
Customer B(1)	11%	64%
_____________
(1)Customer A and Customer B are considered related parties with respect to each other as defined by ASC 850, Related Party Disclosures.

Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented are as follows:

	March 31, 2026	December 31, 2025
Customer A(1)	41%	78%
Customer B(1)	13%	*
Customer C	32%	*
______________
(1)Customer A and Customer B are considered related parties with respect to each other as defined by ASC 850, Related Party Disclosures.
*Percentage was less than 10%
OpenAI Collaboration
In December 2025, the Company entered into a Master Relationship Agreement (the “MRA”) with OpenAI OpCo, LLC (“OpenAI”) to provide 750MW of AI inference compute capacity that OpenAI is contractually committed to purchase (the “Committed Capacity”) and related services over a multi-year term. The MRA includes (i) a services arrangement pursuant to which the Company will provide the Committed Capacity and related services over a term of three or four years that is extendable by OpenAI to a maximum of five years in total, (ii) a secured promissory note of approximately $1.0 billion (the “Working Capital Loan”) funded by OpenAI in January 2026 to support the build-out of infrastructure and related capabilities required to deliver such services, and (iii) a warrant to purchase shares of the Company’s Class N common stock. Refer to Note 10 – Working Capital Loan and Note 12 – Common Stock for further discussion. The Company recognized revenue of $16.9 million, net of amortization of the customer warrant asset of $0.8 million for this arrangement for the three months ended March 31, 2026. In addition to the Committed Capacity, OpenAI has the option to purchase an additional 1.25GW of AI inference compute capacity (the “Additional Capacity”) for deployment in tranches by the end of 2030 for up to a total of 2.0GW.
Remaining Performance Obligation
Revenue allocated to remaining performance obligations that is unsatisfied (or partially unsatisfied), which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods, was $25.0 billion as of March 31, 2026. A significant amount of the balance was attributable to the Company’s obligations pursuant to the MRA with OpenAI.
The Company expects to recognize approximately 16% of this revenue over the initial 24 months ending March 31, 2028, 45% between months 25 and 48, and the remaining balance recognized thereafter. However, time periods for revenue recognition may vary from the foregoing due to changes in timing of delivery at the customer’s request or otherwise.
The arrangement with OpenAI includes variable consideration related to pass-through costs that are included in the transaction price. These pass-through costs primarily relate to data centers consisting of fixed monthly data center rental costs, leasehold improvements, security and other variable monthly lease costs such as power and other utilities in connection to the delivery of the Committed Capacity. Amounts related to these pass-through costs are included in the transaction price and the remaining performance obligations for the initial 250MW of Committed Capacity. Pass-through costs associated with Committed Capacity in excess of the initial 250MW are excluded from remaining performance obligations because the related consideration is subject to factors outside the Company’s control which involves significant amounts that will be determined over the remaining years of the MRA. Revenue related to pass-through costs will be recognized as the underlying Committed Capacity is delivered and is reported on a gross basis.
Note 4 – Segment and Geographical Information
The Company operates as one reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. Net income (loss) is the Company’s primary measure of profit or loss, and all costs and expenses categories on the Company’s consolidated statements of operations, as well as stock-based compensation, depreciation and amortization expenses, are significant. The Company’s CODM reviews net income or loss on a quarterly basis to assess overall operating performance, evaluate profitability and determine resource allocation, including capital spending and operating expense priorities. Refer to Note 8 – Balance Sheet Details and Note 13 – Stock-Based Compensation for further discussion. The measure of segment assets is reported on the consolidated balance sheet as total assets.

Revenue by geographic area is designated based upon the billing location of the customer. Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$70,097	$74,926
Europe, Middle East, and Africa	123,166	24,567
Other	143	19
Total revenue	$193,406	$99,512
Property and equipment, net by geographic areas was as follows (in thousands):

	March 31, 2026	December 31, 2025
United States	$514,324	$376,021
Other	58,115	61,375
Total property and equipment, net	$572,439	$437,396
Note 5 – Net Loss Per Share
The Company follows the two-class method when computing net loss per ordinary share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per ordinary share for each class of ordinary shares and participating securities according to dividends declared or accumulated participation rights in undistributed earnings. The Company’s participating securities include all series of its redeemable convertible preferred stock and common stock warrants as the holders of these securities are contractually entitled to participate in dividends and other distributions but not contractually required to participate in losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A common stock and Class N common stock are identical, except with respect to voting. As a result, the basic and diluted net loss per share for all shares of Class A common stock and Class N common stock are the same and therefore presented on a combined basis.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding, adjusted for outstanding shares that are subject to repurchase. Shares issuable upon exercise of certain vested warrants for Class N common stock are considered in-substance outstanding for basic net loss per share because the exercise price is nominal and the issuance of shares is considered probable; accordingly, such shares are included in the weighted-average shares outstanding for purposes of basic net loss per share. Diluted net loss per share attributable to common stockholders gives effect to all potential shares of common stock, including common stock issuable upon conversion of the Company’s redeemable convertible preferred stock, stock options, and common stock warrants to the extent these are dilutive. As of March 31, 2026, dilutive securities in the Company’s diluted net loss per share calculation do not include unvested RSUs. Vesting of these RSUs is dependent upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition is satisfied upon the occurrence of a qualifying event, such as the completion of an initial public offering. As of March 31, 2026, such a qualifying event had not occurred and until it occurs, the holders of these RSUs have no rights in the Company’s undistributed earnings.
For the three months ended March 31, 2026 and 2025, the following potential common shares were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Redeemable convertible preferred stock	$124,653	$82,899
Warrants	28,986	—
Early exercised shares subject to repurchase	675	1,064
Options to purchase common stock	27,220	34,595
Total potential common stock excluded from net loss per share	$181,534	$118,558

Note 6 – Investments
The Company classifies its U.S. Treasury securities, which are accounted for as available-for-sale, and time deposits within Level 2 in the fair value hierarchy because it uses quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
The following tables summarize the Company’s investments (in thousands):

	March 31, 2026
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Fair Value
U.S. Treasury securities	Level 2	$511,580	$3,989	$—	$—	$515,569
Time deposits	Level 2	36	—	—	—	36
Total		$511,616	$3,989	$—	$—	$515,605

	December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Fair Value
U.S. Treasury securities	Level 2	$404,321	$2,174	$—	$—	$406,495
Time deposits	Level 2	36	—	—	—	36
Total		$404,357	$2,174	$—	$—	$406,531
All of the Company’s investments have a stated contractual maturity date of less than one year.
Note 7 – Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value and a fair value hierarchy based on the observability of inputs. The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As of March 31, 2026 and December 31, 2025, the Company did not hold any securities classified within Level 3 of the fair value hierarchy. The three levels of the fair value hierarchy are described below:
•Level 1 inputs are quoted prices in active markets for identical assets and liabilities;
•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•Level 3 inputs are unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements
Balance Sheet Captions	March 31, 2026	Level 1	Level 2	Total Gains(1)
Cash and cash equivalents
Money market funds	$1,716,016	$1,716,016	$—	$—

Restricted cash
Money market funds	1,029,098	1,029,098	—	—

Investments
U.S. Treasury securities	515,569	—	515,569	3,989
Time deposits	36	—	36	—
Total Investments	$515,605	$—	$515,605	$3,989
_______________
(1)Unrealized gains from remeasurement of U.S. Treasury securities have been recognized in AOCI.

		Fair Value Measurements
Balance Sheet Captions	December 31, 2025	Level 1	Level 2	Total Gains(1)
Cash and cash equivalents
Money market funds	$598,544	$598,544	$—	$—
U.S. Treasury securities	101,845	—	101,845	632

Restricted cash
Money market funds	224,006	224,006	—	—

Investments
U.S. Treasury securities	406,495	—	406,495	2,374
Time deposits	36	—	36	—
Total Investments	$406,531	$—	$406,531	$2,374
_____________
(1)Unrealized gains from remeasurement of U.S. Treasury securities have been recognized in AOCI. Realized gains have been recognized in Other income (expense).
Note 8 – Balance Sheet Details
Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$10,032	$15,939
Work in progress	9,039	10,968
Finished goods	69,969	36,719
Total inventories	$89,040	$63,626
As of March 31, 2026 and December 31, 2025, the Company’s inventory reserves were $8.4 million and $0.9 million, respectively.
During the three months ended March 31, 2026 and 2025, the Company recorded a charge of approximately $2.3 million and $0.9 million, respectively, to cost of revenue related to provision for excess, obsolete, and scrapped inventory, primarily related to the transition to the next generation of the Company’s product offering.

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$37,441	$8,196
Unbilled receivables	28,060	16,244
Taxes receivable	6,148	4,795
Other receivables and current assets	6,221	2,547
Total prepaid expenses and other current assets	$77,870	$31,782
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Data center and computer equipment	$292,101	$277,421
Machinery and equipment	30,016	25,370
Leasehold improvements	22,701	22,348
Construction in progress	294,664	163,451
Property and equipment	639,482	488,590
Less: accumulated depreciation	(67,043)	(51,194)
Total property and equipment, net	$572,439	$437,396
Depreciation expense included in the consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$9,871	$1,600
Research and development	6,660	1,141
Sales and marketing	1,529	1,155
General and administrative	115	14
Total depreciation expense	$18,175	$3,911
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued purchases and expenses	$103,929	$59,458
Accrued compensation	19,057	16,611
Sales tax payable	11,731	35,577
Product warranty liability	10,934	9,368
Liability related to early exercised options	4,515	5,187
Other	20,876	13,335
Total accrued and other current liabilities	$171,042	$139,536
The following table shows the changes in provision for product warranty during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of year	$9,368	$17,043
Additions during the period	4,590	4,500
Utilization during the period	(3,024)	(12,830)
Balance at end of the period	$10,934	$8,713

Note 9 – Other Income, Net
Other income, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest and dividend income	$22,732	$6,496
Non-cash interest expense(1)	(18,949)	—
Other expense	(1,255)	(210)
Total other income, net	$2,528	$6,286
_____________
(1)During the three months ended March 31, 2026, the Company recognized approximately $18.9 million of non-cash interest expense related to the significant financing component of the OpenAI arrangement. Refer to Note 10 - Working Capital Loan for further discussion.
Note 10 – Working Capital Loan
In January 2026, in connection with the MRA with OpenAI described in Note 3 – Revenue, the Company received cash proceeds of approximately $1.0 billion pursuant to the Working Capital Loan with OpenAI. Upon receipt, the proceeds were recorded as restricted cash. Amounts held as restricted cash are subject to contractual use restrictions and are available to fund permitted uses related to the build-out of infrastructure and related capabilities required to deliver services under the MRA.
The Company accounts for the Working Capital Loan as debt under ASC 470. The Working Capital Loan, which is a secured promissory note, bears stated interest at 6% per annum, unless waived or deemed paid in accordance with the secured promissory note and the MRA, and matures no later than December 31, 2032, unless earlier repaid or accelerated. The Working Capital Loan is secured by a first-priority security interest in the lockbox account and the related amounts held therein.
The Working Capital Loan may be repaid in cash or, subject to the terms of the MRA and the secured promissory note, through service fees, compute capacity, hardware, other services, pass-through monthly recurring charges, applicable asset transfers, or other permitted noncash credits under the MRA. As of March 31, 2026, no cash payments had been made and $21.7 million of non-cash billings were credited as an offset to the outstanding loan balance.
The Working Capital Loan includes customary covenants, events of default and remedies. Upon the occurrence of certain events, including termination of the MRA for reasons other than OpenAI’s material uncured breach, outstanding principal and accrued unpaid interest may become immediately due and payable, and OpenAI may exercise remedies with respect to the collateral. As of March 31, 2026, the Company was in compliance with the terms of the secured promissory note, and no event of default had occurred.
The MRA and Working Capital Loan are evaluated together in accounting for the overall OpenAI customer arrangement. The timing of OpenAI’s funding and the expected repayment of the Working Capital Loan through service fees and other permitted noncash credits under the MRA result in a significant financing component in the MRA services arrangement. The Company recognizes interest expense for the significant financing component and records a corresponding increase to deferred revenue. The related deferred revenue, including amounts attributable to the significant financing component, is recognized as revenue as the Company satisfies its performance obligations under the MRA.
During the three months ended March 31, 2026, the Company recognized approximately $18.9 million of interest expense related to the significant financing component of the OpenAI arrangement that is included in other income, net line item in the unaudited condensed consolidated statement of operations and recorded a corresponding increase to deferred revenue in the unaudited condensed consolidated balance sheet.
The following table summarizes the outstanding principal balance of the Working Capital Loan as of March 31, 2026 (in thousands):

March 31, 2026
Principal amount received in January 2026	$1,004,571
Less: non-cash repayments through services and other permitted credits	(21,648)
Principal balance outstanding as of March 31, 2026	982,923
Less: current portion of Working Capital Loan	(621,306)
Long-term portion of Working Capital Loan	$361,617

Note 11 – Redeemable Convertible Preferred Stock
In January 2026, the Company entered into a Series H redeemable convertible preferred stock purchase agreement with various investors to issue up to 11,394,059 shares of the Company’s Series H redeemable convertible preferred stock. The Company raised $1.0 billion, net of issuance costs, through issuance of 11,394,059 shares of Series H redeemable convertible preferred stock at a price of $89.02 per share.
As of March 31, 2026, the Company had an aggregate of 124,652,775 shares of the Company’s Series A, Series B, Series C, Series D, Series E, Series F, Series F-1, Series G, and Series H, redeemable convertible preferred stock outstanding. On May 15, 2026, immediately prior to the completion of the IPO, all outstanding shares of redeemable convertible preferred stock were converted into 124,652,775 shares of Class B common stock. Refer to Note 17 – Subsequent Events for further discussion.
Note 12 – Common Stock
Prior to the completion of the IPO and as of March 31, 2026, the Company had two classes of authorized common stock: Class A common stock and Class N common stock. The rights of holders of Class A common stock and Class N common stock were identical, except with respect to voting and conversion rights. Each holder of Class A common stock was entitled to one vote per share, and each holder of Class N common stock was entitled to no votes per share. Each share of Class N common stock automatically converted to one fully paid and nonassessable share of Class A common stock upon the occurrence of a common transfer, meaning any direct or indirect sale, exchange, redemption, assignment, distribution, gift, retirement, transfer, conveyance, or other disposition. Permitted transferees included entities under common control with or controlled by such holder of the Class N common stock or if the holder provided prior written notice to the Company electing for the transfer to not result in a conversion. Once converted into Class A common stock, the Class N common stock would not be reissued.
In March 2026, the Company amended its certificate of incorporation to increase the number of authorized shares of Class A common stock from 271,800,000 shares to 287,000,000 shares and Class N common stock from 37,100,000 shares to 40,000,000 shares, each with a par value of $0.00001 per share. In March 2026, the Company entered into a data center lease agreement in Canada that is expected to commence in the second quarter of 2026. Concurrent with the lease, the Company entered into a stock purchase agreement with the lessor pursuant to which the lessor purchased 168,509 shares of the Company’s Class N common stock at a purchase price of $89.02 per share, for an aggregate purchase price of $15.0 million. For additional information regarding changes to the Company’s capital structure in connection with the completion of the IPO, refer to Note 17 – Subsequent Events for further discussion.
Common Stock Warrants
In December 2025, the Company issued a warrant to G42 (as defined below) to purchase an aggregate of up to 1,857,516 shares of Class N common stock at an exercise price of $0.01 per share (the “G42 Warrant”). The warrant was fully vested and immediately exercisable upon issuance. The warrant is classified as an equity instrument, and the grant-date fair value was $82.02 per share. The G42 Warrant was exercised in full in January 2026. Refer to Note 17 - Subsequent Events, for additional information on certain warrants issued to G42 subsequent to March 31, 2026.
Concurrent with the MRA, as discussed in Note 3 – Revenue, the Company issued to OpenAI a warrant to purchase an aggregate of up to 33,445,026 shares of the Company’s Class N common stock at an exercise price of $0.00001 per share (the “OpenAI Warrant”). The OpenAI Warrant vests in multiple tranches upon achievement of specified milestones associated with the MRA, including funding of the Working Capital Loan, delivery of the Committed Capacity and Additional Capacity in tranches, and certain market capitalization or customer payment thresholds. As of December 31, 2025, the Company concluded that vesting of the tranches related to the Working Capital Loan, the Committed Capacity, and the tranche that vests upon the earlier of achieving specified market capitalization or customer payment thresholds under the MRA were probable of vesting, while the remaining tranches associated with the Additional Capacity were not considered probable of vesting.
Subject to certain terms and conditions, the OpenAI Warrant expires on the earlier of December 24, 2035 and five business days following the first date during which there are no binding capacity purchase commitments or contractually obligated current or future payments under the MRA. The OpenAI Warrant is classified as an equity instrument, and the grant-date fair value was $82.02 per share. In January 2026, the vesting condition associated with 4,459,337 shares of Class N common stock was satisfied under the OpenAI Warrant. As of March 31, 2026, none of the vested OpenAI Warrant had been exercised.
The Company has recorded customer warrant assets that total $516.1 million and $152.4 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the Company recognized $2.1 million as a reduction in revenue in the condensed consolidated statements of operations in proportion to the amount of related revenues. The remaining balance of the customer warrant assets as of March 31, 2026 will be recorded as a reduction in revenue in the consolidated statement of operations through October 2031.

Note 13 – Stock-Based Compensation
Total stock-based compensation expense for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$950	$326
Research and development	5,699	5,712
Sales and marketing	1,792	1,949
General and administrative	1,152	1,167
Total stock-based compensation expense	$9,593	$9,154
Approximately $3.9 million and $1.6 million of the compensation expense recognized for the three months ended March 31, 2026 and 2025, respectively, was attributed to sales of shares of common stock by certain current and former employees of the Company to certain existing equity holders in the Company, through secondary market transactions, where the excess price paid above fair value for shares was recorded as stock-based compensation expense.
Executive Grants
In the first quarter of 2026, the Company’s board of directors approved equity awards to its co-founder executives, the Chief Executive Officer (“CEO”) and the Chief Technology Officer (“CTO”), consisting of RSUs and PRSUs.
The Company granted 743,902 RSUs to the CEO and 495,426 RSUs to the CTO. These RSUs vest subject to both service-based and liquidity-based vesting conditions. The service-based condition is satisfied ratably on a monthly basis beginning January 5, 2026 over periods of 48 to 60 months, subject to continued qualifying service. The liquidity-based vesting condition was satisfied on May 13, 2026 in connection with the IPO. The Company will recognize the aggregate grant date fair value of $101.6 million as stock-based compensation expense for these awards using the accelerated attribution method over the requisite service period from the date of completion of the IPO.
The Company also granted 5,700,000 PRSUs to the CEO and 3,300,000 PRSUs to the CTO. Each PRSU represents the right to receive one share of Class B common stock upon vesting. These PRSUs have service-based, market-based, and performance-based vesting conditions. The PRSUs vest in three equal tranches based on the achievement of market capitalization thresholds of $75.0 billion, $150.0 billion, and $250.0 billion, respectively. Vesting may occur beginning six months following the completion of the IPO, subject to continued qualifying service through the applicable vesting date. Market capitalization is determined based on the 90-trading-day trailing average of the Company’s Class A common stock price multiplied by the number of outstanding shares of Class A common stock. Unvested PRSUs are forfeited upon termination of qualifying service, and any PRSUs that remain unvested as of the ninth anniversary of the completion of the IPO will be forfeited. In the event of a change in control, achievement of the market capitalization thresholds is determined based on the transaction price, with linear interpolation applied, as applicable. The performance-based vesting condition for the PRSUs was satisfied in connection with the IPO on May 13, 2026.
The Company calculated the grant date fair value of the PRSUs based on multiple stock price paths developed through the use of a Monte Carlo simulation. A Monte Carlo simulation also calculates a derived service period for each of the three vesting tranches, which is the measure of the expected time to achieve each market capitalization threshold. A Monte Carlo simulation requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The grant date fair value of each tranche ranged from $45.89 to $72.69 per share, with an aggregate grant date fair value of $531.2 million. The derived service period of each tranche of the PRSUs ranged from 3.4 years to 5.9 years. The Company will recognize the aggregate stock-based compensation expense of $531.2 million over the derived service period of each tranche using the accelerated attribution method as long as the executives satisfy their service-based vesting conditions. If the market capitalization thresholds are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved. For the three months ended March 31, 2026, no stock-based compensation expense was recognized related to the PRSUs due to the performance-based vesting condition not being deemed probable as of March 31, 2026.
Note 14 – Income Taxes
The Company's effective tax rate was (12.0)% and (7.6)% for the three months ended March 31, 2026 and 2025, respectively.
The Company computed its provision for income taxes for the three months ended March 31, 2026 and 2025 based on a year-to-date actual effective tax rate because the forecasted annual effective tax rate was highly sensitive to fluctuations in pre-tax income and a reliable estimate of the annual effective tax rate could not be made. Despite experiencing pre-tax losses and maintaining a full valuation allowance on its U.S. deferred tax assets, the Company recorded income tax expense in all periods presented primarily due to the impact of foreign taxes in its international subsidiaries and current state taxes in certain U.S. jurisdictions.
The Company intends to continue maintaining a full valuation allowance on all its U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances which the Company does not anticipate in the foreseeable future. A release of valuation allowance would result in the recognition of certain deferred tax assets and a possible decrease to income tax expense in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to the accumulation of positive evidence, for example levels of profitability, that the Company is able to achieve.
Note 15 – Leases
Our lease obligations primarily consist of operating leases for our headquarters’ campus and domestic and international offices and data centers, with lease periods expiring between fiscal years 2027 and 2031.
Lease costs included in measurement of lease obligations and other information related to non-cancelable operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$23,650	$3,926
Short-term lease costs(1)	17,015	8,258
Variable lease costs	2,646	—
Total lease costs	$43,311	$12,184
_______________
(1)Short-term lease costs on leases with terms of over one month and less than one year.
The weighted-average remaining lease terms and discount rates were as follows:

Other information	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	4.8	4.7
Weighted-average discount rate	8.5%	8.6%
As of March 31, 2026, future minimum lease payments of the Company’s operating lease liabilities were due as follows (in thousands):

March 31, 2026	Operating Leases
2026 (remaining 9 months)	$69,538
2027	98,975
2028	89,281
2029	90,951
2030	86,204
Thereafter	25,387
Total future lease payments	460,336
Less: Imputed interest	(81,644)
Present value of operating lease liabilities	$378,692
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,151	$4,163
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$120,128	$—

Leases Not Yet Commenced
In the three months ended March 31, 2026, the Company executed non-cancelable lease agreements for additional data center capacity with lease commencement dates in 2026. As of March 31, 2026, the leases had not commenced and therefore are not reflected in the consolidated balance sheets. The Company will recognize operating lease right-of-use assets and corresponding lease liabilities at the commencement date based on the present value of lease payments over the respective lease terms. Aggregate undiscounted future minimum lease payments under these agreements total approximately $2.3 billion over the lease term. Refer to Note 17 - Subsequent Events, for additional information on lease agreements executed subsequent to March 31, 2026.
Note 16 – Commitments and Contingencies
The Company has entered into certain contracts to receive consulting and other services that represent unconditional purchase obligations to purchase goods or services that are enforceable and legally binding. Purchase commitments exclude agreements that are cancellable without penalty and unconditional purchase commitments with a remaining term of one year or less. As of March 31, 2026, future payments related to non-cancelable commitments under these contracts are due as follows: $5.4 million (remaining nine months of 2026), $6.2 million (2027), and $0.5 million (2028).
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. Although the Company cannot predict with assurance the outcome of any litigation, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition, results of operations, or cash flows.
Note 17 – Subsequent Events
The Company has evaluated all transactions through June 23, 2026, the date these unaudited condensed consolidated financial statements were available to be issued, and has determined that there are no other events that would require disclosure in or adjustment to these financial statements except as discussed below.
Revolving Credit Agreement
On April 14, 2026, the Company entered into a revolving credit and guaranty agreement (the “Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the lenders and letter of credit issuers party thereto. The agreement provides for an initial revolving credit facility of up to $250.0 million, available solely for standby letters of credit to data center landlords and developers.
Following the completion of the IPO and satisfaction of pro forma covenant compliance and other customary closing conditions on June 17, 2026 (such date, the “Phase Two Effective Date”), the facility increased to up to $850.0 million and may be used for general corporate purposes. Borrowings bear interest at variable rates based on a base rate or term rate plus applicable margins, and undrawn commitments are subject to commitment fees. The facility matures on April 14, 2031. The agreement includes a $150.0 million minimum liquidity covenant, customary covenants and events of default, and collateral terms that were updated upon the Phase Two Effective Date. Additional information regarding the Revolving Credit Agreement can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Initial Public Offering and Changes in Capital Structure
On May 15, 2026, the Company completed the IPO and sold an aggregate of 34,500,000 shares of Class A common stock at a price to the public of $185.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 4,500,000 shares of Class A common stock. The net proceeds to the Company from the initial public offering were $6.2 billion, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used $416.0 million of the proceeds from the IPO to satisfy tax withholding and remittance obligations related to the RSUs that vested in connection with our IPO.
Following the effectiveness of the IPO registration statement, the Company filed an amended and restated certificate of incorporation, which became effective immediately prior to the closing of the IPO (the “Restated Certificate”). The Restated Certificate authorizes a total of 3,500,000,000 shares of Class A common stock, 240,000,000 shares of Class B common stock, 100,000,000 shares of Class N common stock, and 100,000,000 shares of preferred stock. Upon the filing and effectiveness of the Restated Certificate, and immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A, Series B, Series C, Series D, Series E, Series F, Series F-1, Series G, and Series H redeemable convertible preferred stock and Class A common stock converted, on a one-for-one basis, into 185,110,345 shares of the Company’s Class B common stock (the conversion, the “Reclassification”). Following the completion of the IPO, the Company has three classes of outstanding common stock: Class A common stock, Class B common stock and Class N common stock. No shares of the Company’s preferred stock were issued and outstanding following the completion of the IPO.

Certain rights of the holders of all classes of stock pursuant to the Restated Certificate are as follows:
Common Stock
The rights of the holders of Class A common stock, Class B common stock, and Class N common stock (referred to together as the “common stock”) are identical, except with respect to voting and conversion.
Voting Rights
Each holder of the Company’s Class A common stock is entitled to one vote per share, each holder of the Company’s Class B common stock is entitled to 20 votes per share, and each holder of the Company’s Class N common stock is entitled to no votes per share. The holders of the Company’s Class A common stock and Class B common stock will generally vote as a single class on all matters submitted to a vote of its stockholders, unless otherwise required by Delaware law or the Restated Certificate. Delaware law could require holders of the Company’s Class A common stock or Class B common stock, or Class N common stock to vote separately as a single class in the following circumstances:
•if the Company were to seek to amend its Restated Certificate to increase or decrease the par value of a class of its capital stock, then that class would be required to vote separately to approve the proposed amendment; and
•if the Company were to seek to amend our Restated Certificate in a manner that alters or changes the powers, preferences, or special rights of a class of its capital stock in a manner that affected its holders adversely, then that class would be required to vote separately to approve the proposed amendment.
The Restated Certificate does not provide for cumulative voting for the election of directors. As a result, the holders of a majority of shares of the Company’s Class A common stock and Class B common stock can elect all of the directors then standing for election. The Restated Certificate established a classified board of directors, to be divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of the Company’s stockholders, with the other classes continuing for the remainder of their respective three-year terms.
Conversion Rights
Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Following the completion of the IPO and prior to the Final Conversion Date (as defined below), each share of Class B common stock will convert automatically into one share of Class A common stock upon sale or transfer, except for certain permitted transfers, as set forth in the Restated Certificate, including estate planning or other transfers among the Founders (as defined below) and their permitted entities and permitted transferees. In addition, each share of Class B common stock held by a Founder will convert automatically into one share of the Company’s Class A common stock on the earlier of (i) the death or incapacity of such Founder or (ii) the date that is six months following the date on which such Founder is no longer an employee or director of the Company (unless such Founder has rejoined the Company during such six-month period). In addition, all outstanding shares of Class B common stock will convert automatically into one share of Class A common stock on the date that is six months following the date on which no Founder is an employee or director of the Company (unless a Founder has rejoined the Company during such six-month period). We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of the Restated Certificate occurs as the “Final Conversion Date,” and we refer to each of Andrew D. Feldman, Sean Lie, Jean-Philippe Fricker, and Michael James as the “Founders.” Once converted into Class A common stock, the Class B common stock will not be reissued.
Each share of Class N common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain permitted transfers, as set forth in the Restated Certificate. Permitted transferees include entities under common control with or controlled by such holder of Class N common stock or if the holder provides prior written notice to us electing for the transfer to not result in a conversion. Once converted into Class A common stock, the Class N common stock will not be reissued.
Dividend Rights
Subject to preferences that may apply to any outstanding preferred stock, holders of the Company’s common stock are entitled to receive dividends out of legally available funds if, when, and in the amounts declared by the Company’s board of directors. However, if a dividend is paid in the form of common stock, rights to acquire common stock, or securities convertible into or exchangeable for common stock, holders of Class A, Class B, and Class N common stock will generally receive securities of their respective class, unless different treatment is approved by a majority of the outstanding shares of each class voting separately.

Preferred Stock
The Restated Certificate also authorizes the issuance of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors.
2026 Incentive Award Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2026 Incentive Award Plan (the “2026 Plan”), which became effective on May 12, 2026.
The 2026 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards, and other stock-based awards to employees, directors, and consultants. An aggregate of 42,650,268 shares of the Company's Class A common stock were initially reserved for issuance under the 2026 Plan. The number of shares available for issuance under the 2026 Plan is subject to adjustment pursuant to the terms of the plan, including annual automatic increases beginning January 1, 2027.
Upon effectiveness of the 2026 Plan, no further awards may be granted under the Company’s 2016 Equity Incentive Plan (as amended, the “2016 Plan”), although awards previously granted under the 2016 Plan remain outstanding and continue to be governed by their existing terms.
2026 G42 Warrants
In April 2026, the Company issued a warrant to G42 to purchase an aggregate of up to 1,655,975 shares of Class N common stock at an exercise price of $0.01 per share (the “2026 G42 Warrant”). The warrant was fully vested and immediately exercisable upon issuance, and expired on April 15, 2026. The warrant is classified as an equity instrument, and the grant-date fair value was $90.23 per share. The 2026 G42 Warrant was exercised in full in April 2026.
The Company recorded a customer warrant asset of $149.4 million in the second quarter of 2026, all of which will be recognized as a reduction in revenue in the consolidated statement of operations in proportion to the amount of related revenues, which could occur until October 2031.
ESPP
In connection with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2026 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 12, 2026.
The option purchase price will be the lower of 85% of the closing trading price per share of the Company’s Class A common stock as of the first date of an offering period in which a participant is enrolled or 85% of the closing trading price per share as of the purchase date, which will occur on the last day of each purchase period within an offering period.
The maximum number of shares of the Company’s Class A common stock that will be authorized for sale under the ESPP is equal to the sum of (i) 3,554,189 shares of Class A common stock and (ii) an annual increase on the first day of each fiscal year beginning in 2027 and ending in 2036, equal to the lesser of (A) 1% of the sum of (1) all shares of all classes of the Company’s common stock, and (2) the number of shares issuable upon the exercise of warrants to purchase shares of the Company’s common stock with an exercise price per share of $0.01 or less, in each case, outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Class A common stock as determined by the Company’s board of directors; provided, however, that no more than 48,870,099 shares of the Company’s Class A common stock may be issued under the ESPP. The shares reserved for issuance under the ESPP may be authorized but unissued shares, treasury shares, or reacquired shares.
Leases
In the second quarter of 2026, the Company executed non-cancelable lease agreements for additional data center capacity with lease commencement dates in 2026. The Company will recognize operating lease right-of-use assets and corresponding lease liabilities at the commencement date based on the present value of lease payments over the respective lease terms. Aggregate undiscounted future minimum lease payments under these agreements total approximately $1.6 billion over the lease term.

2026 AWS Warrant
In June 2026, the Company issued a warrant to AWS Warrantholder (as defined below) to acquire up to 2,696,678 shares of Class N common stock (the “AWS Warrant Shares”) at an exercise price of $100.00 per AWS Warrant Share. Of these AWS Warrant Shares, 269,668 AWS Warrant Shares vested immediately upon issuance of the AWS Warrant (as defined below), and the remaining 2,427,010 AWS Warrant Shares vest in tranches upon the attainment of specified payment thresholds prior to the fifth anniversary of issuance, based on aggregate payments by Amazon (as defined below) to us pursuant to certain commercial arrangements between the parties. The AWS Warrant expires on June 19, 2033.
The Company is in the process of determining the grant-date fair value of these awards. The Company will record a customer warrant asset in the second quarter of 2026. The amortization of the customer warrant asset will be recognized as a reduction in revenue in the consolidated statements of operations in proportion to the amount of related revenues.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes, and other financial information, included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus (the “Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on May 14, 2026 in connection with our initial public offering (the “IPO”). In addition to our historical results of operations and financial position, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results to be expected for any period in the future, and results for any interim period should not be construed as an inference of what our results would be for any full year or future period.
Overview
We are building the fastest AI infrastructure in the world.
In AI, speed is critical to win. Speed improves user engagement, expands product capabilities, can lower operating costs, and opens new markets. It shortens iteration cycles for engineers, researchers, and professionals across industries, allowing them to be more productive. Speed unlocks new applications and new industries.
Our solutions are built for speed. Cerebras Inference delivers answers substantially faster than GPU-based solutions. These performance breakthroughs are the result of our core innovation: the world’s first and only commercialized wafer-scale processor.
Our customers include hyperscalers, foundation model labs, AI-native and digital native businesses, enterprises, and sovereign AI initiatives. Our customers use Cerebras solutions to run applications that demand speed, scale, and intelligence. This work includes training and serving large frontier models with near-instant responses, processing massive datasets in real time, and generating full-stack applications in a single step.
Once customers adopt fast inference, user expectations for interactivity rise, and engineering teams shift from latency optimizations to other work, making it difficult to return to slower inference.
We deliver our solutions to customers in several different ways. Organizations that require full data and infrastructure control can purchase Cerebras AI supercomputers for on-premises deployments. Customers seeking cloud flexibility can access Cerebras compute through consumption-based models on Cerebras Cloud or through partner clouds. For example, our high-speed inference services are available through partners, including AWS Marketplace, Microsoft Marketplace, IBM watsonx Model Gateway, Vercel AI Gateway, OpenRouter, and Hugging Face, enabling seamless adoption within existing workflows. Beyond providing compute infrastructure, we provide AI services to our customers to co-develop solutions to address their most complex challenges, from training state-of-the-art models to optimizing deployments for each application’s needs, and maintaining and operating their on-premises hardware.
Recent Developments
OpenAI Collaboration
In December 2025, we entered into a master relationship agreement (the “MRA”) with OpenAI OpCo, LLC (“OpenAI”), under which OpenAI committed to purchase 750MW of AI inference compute capacity and related services, with deployment expected in tranches during 2026 through 2028. OpenAI also has the option to purchase an additional 1.25GW of capacity for deployment by the end of 2030. During the three months ended March 31, 2026, we began recognizing revenue from the arrangement, and the initial tranche of the warrant issued to OpenAI vested upon the funding of a working capital loan of approximately $1.0 billion (the “Working Capital Loan”) in January 2026. Refer to Note 3 – Revenue, Note 10 – Working Capital Loan, and Note 12 – Common Stock to our unaudited condensed consolidated financial statements for additional information regarding the OpenAI collaboration, including the revenue arrangement, Working Capital Loan, and warrant, respectively. The Company has to date repaid, and expects to continue to repay, the balance using non-cash service credits.
Initial Public Offering
On May 13, 2026, our registration statement on Form S-1 (File No. 333-295145) related to the IPO was declared effective by the SEC, and our Class A common stock began trading on the Nasdaq Global Select Market on May 14, 2026. The IPO was completed on May 15, 2026. As a result, our unaudited condensed consolidated financial statements as of March 31, 2026 do not reflect the impact of the IPO. For additional information, see Note 17 – Subsequent Events to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Components of Results of Operations
Revenue
We generate revenue primarily from hardware solutions and cloud and other services. Hardware solutions consist of sales of our AI systems and related equipment for on-premises use. Cloud and other services include our Dedicated Capacity and On-Demand cloud offerings, support and management services, and AI modeling services. Cloud and other services revenue also includes pass-through amounts for data center set-up and operation costs that we incur and bill to certain specific customers under custom arrangements with those customers. These pass-through revenues are not part of our core technology or service offerings.
Hardware Solutions
Hardware revenue consists of sales of our AI systems and other equipment that can be used for both training and inference on-premise. We recognize revenue from sales of AI systems when control of the goods transfers to the customer, which generally occurs upon shipment or delivery, depending on shipping terms or upon meeting the contractual acceptance terms. Beginning in the first quarter of 2026, we began recognizing amortization of customer warrant assets as a reduction in revenue. Refer to Note 12 - Common Stock, for additional information on common stock warrants issued to customers. This non-cash reduction in revenue negatively impacts sequential revenue growth trends in the near term.
Cloud and Other Services
Customers procure cloud capacity from us through two primary models: Dedicated Capacity and On-Demand. Dedicated Capacity contracts are generally structured as take-or-pay commitments, under which customers pay for dedicated compute capacity irrespective of utilization. We recognize revenue from sales of these cloud-based computing services, including hosted inference, over the service term, as the customer benefits from our services throughout the contract period. Beginning in the first quarter of 2026, we began recognizing revenue for pass-through data center costs due to a customer agreement. Also beginning in the first quarter of 2026, we began amortization of customer warrant assets as a reduction in revenue. Refer to Note 12 - Common Stock, for additional information on warrants issued to customers. This non-cash reduction in revenue negatively impacts sequential revenue growth trends in the near term.
Our On-Demand model includes a consumption-based “pay-as-you-go” approach for inference, allowing customers to either pay for tokens as they consume them or pre-purchase token bundles for fixed amounts that are drawn down over time as the tokens are consumed, as well as for training workloads that run for contracted periods of time. The On-Demand model allows customers to scale elastically and many customers have begun with on-demand usage and transitioned to dedicated capacity as their workloads expand.
We generate services and support revenue primarily through software support agreements that range from one to five years, as well as offering a comprehensive suite of services to manage and operate Cerebras supercomputer clusters located in our customers’ data centers. Such revenue is recognized ratably over time as the services are provided.
We also generate revenue from custom AI modeling services over time as services are provided or at a point-in-time upon completion and acceptance by the customer of contract deliverables, depending on the terms of the agreement.
As a result of the MRA with OpenAI for the delivery of the Committed Capacity, we expect our cloud and other services revenue to comprise a significantly higher percentage of total revenue in future periods. The mix of hardware and cloud and other services revenue may vary from period to period based on OpenAI’s deployment options and the manner in which they elect to have the Committed Capacity, and any Additional Capacity, delivered by us. In the near term, we expect pass-through revenue to also increase significantly as initial Committed Capacity will be deployed in our cloud. This may vary over the longer term based on the deployment options elected for future Committed Capacity.
Hardware Cost of Revenue
Cost of revenue for hardware consists primarily of the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly, shipping, logistics, quality assurance, warranty cost, cost of personnel, including salaries, stock-based compensation, and employee benefits, write-down of inventories, and facilities expenses.
Cloud and Other Services Cost of Revenue
Cost of revenue for cloud-based and other support services revenue primarily consists of data center costs, depreciation or rental of equipment, cost of personnel, including salaries, stock-based compensation, and employee benefits, and facilities expenses. We expect to incur other start-up costs related to expediting the availability of cloud capacity to fulfill the significant increase in near-term demand. We also began recognizing pass-through data center costs due to our MRA with OpenAI and expect these costs to grow as we deliver more cloud capacity under the agreement.

Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has been, and we expect will continue to be, influenced by several factors, including sales volume and pricing of our products and services, mix of revenue between hardware and cloud and other services, changes in inventory costs, including wafer yield, contract manufacturing and supplier pricing, data center costs, repair and warranty costs, cost of logistics, and personnel costs.
We expect overall gross profit will decrease in absolute dollars in the near term, driven by start-up costs related to expediting the availability of cloud capacity to fulfill the significant increase in near-term demand.

We expect gross margin to be significantly lower in the near term compared to recent prior periods and to fluctuate from period to period. These fluctuations are primarily driven by the amortization of customer warrant assets, which will reduce reported revenue in future periods. Gross margin is also expected to be adversely impacted by pass-through data center costs recorded in both revenue and cost of revenue, as well as start-up costs incurred to expedite cloud capacity to meet increased near-term demand. Because we began amortization of customer warrant assets in the first quarter of 2026, future quarterly revenue growth rates may decline from historical trends.
Operating Expenses
Research and Development Expenses
Research and development expenses primarily consist of costs incurred in performing research and development activities and include salaries, stock-based compensation, employee benefits, tape-out costs, which include layout services, mask sets, prototype components, system qualification and testing incurred before releasing new system designs into production, shipping, data center costs, depreciation and amortization, professional services fees, cloud computing, and facilities expenses. We expense research and development costs as incurred.
We also expense software development costs, including costs to develop the software component of hardware to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products.
We expect research and development expenses to increase in absolute dollar terms as we continue to build new innovations with our wafer-scale technology and to remain competitive in the dynamic AI market. We expect to have significantly higher stock-based compensation expense related to equity awards, including the Executive Grants for our CTO discussed in Note 13 - Stock-Based Compensation, for which the liquidity-based vesting condition was satisfied in connection with the IPO on May 13, 2026. The Company will begin recognizing the stock-based compensation expense for these awards in the second quarter of 2026.
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of personnel costs, including salaries, commissions, stock-based compensation, employee benefits, public relations costs, tradeshow and other sales event costs, advertising, travel and entertainment costs, costs to provide prospective customers with demonstrations or trials of Cerebras Cloud, and facilities expenses.
We expect sales and marketing expenses to increase in absolute dollar terms as we grow our customer base and brand. We expect to have higher stock-based compensation expense related to equity awards for which the liquidity-based vesting condition was satisfied in connection with the IPO.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including salaries, stock-based compensation, employee benefits and bonuses related to corporate, finance, legal, information technology and human resource functions, professional services fees, audit and compliance expenses, software subscription costs, travel and related costs, insurance costs, depreciation and amortization, allocation of facilities and other general corporate expenses. We expect to incur additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to auditing, compliance, and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.

We expect general and administrative expenses to increase in absolute dollar terms as we grow the business and have more employees around the world, and incur additional expenses to operate as a public company, including expenses to comply with rules and regulations applicable to companies listed on a securities exchange, expenses related to compliance and reporting obligations in various jurisdictions, and professional services. We expect to have significantly higher stock-based compensation expense related to equity awards, including the Executive Grants for our CEO as discussed in Note 13 - Stock-Based Compensation, for which the liquidity-based vesting condition was satisfied in connection with the IPO on May 13, 2026. The Company will begin recognizing the stock-based compensation expense for these awards in the second quarter of 2026.
Other Income, Net
Other income, net consists primarily of interest income, dividend income, and interest expense on the Working Capital Loan.
Income Tax Expense
Income tax expense consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as stock-based compensation, and changes in our valuation allowance.
Results of Operations
The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue:
Hardware	$110,593	$69,674
Cloud and other services	82,813	29,838
Total revenue	193,406	99,512
Cost of revenue(1):
Hardware	64,931	48,410
Cloud and other services	42,299	9,498
Total cost of revenue	107,230	57,908
Gross profit	86,176	41,604
Operating expenses:
Research and development(1)	75,495	52,751
Sales and marketing(1)	14,701	10,326
General and administrative(1)	11,017	6,997
Total operating expenses	101,213	70,074
Loss from operations	(15,037)	(28,470)
Other income, net	2,528	6,286
Loss before income tax	(12,509)	(22,184)
Income tax expense	1,497	1,683
Net loss	$(14,006)	$(23,867)

_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$950	$326
Research and development	5,699	5,712
Sales and marketing	1,792	1,949
General and administrative	1,152	1,167
Total stock-based compensation expense	$9,593	$9,154
Stock-based compensation expense included $3.9 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively, related to secondary transactions in each period. Refer to Note 13 – Stock-Based Compensation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), our restricted stock units (“RSUs”) vest upon the satisfaction of both service- and liquidity-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service through the applicable vesting period which is generally four years. The liquidity-based vesting condition was satisfied in connection with the IPO. Since the liquidity-based vesting condition had not been satisfied as of March 31, 2026, we had not recorded any stock-based compensation expense for our RSUs at that date.
For such RSUs, we recognize stock-based compensation expense using the accelerated attribution method over the requisite service period if it is probable that the performance conditions will be achieved. For the three months ended March 31, 2026 and 2025, no stock-based compensation expense has been recognized for RSUs as the liquidity events, as described above, were deemed not probable. As of March 31, 2026, 3,921,423 RSUs had met the service-based vesting condition but not the liquidity-based vesting condition. If a liquidity event had occurred as of March 31, 2026, we would have recognized stock-based compensation expense of $222.1 million, and unrecognized stock-based compensation expense related to RSUs for which the service-based vesting condition had not been satisfied as of March 31, 2026 would have been $769.3 million, which would have been recognized over a weighted-average requisite service period of 2.8 years. In the three months ending June 30, 2026, we expect to record a cumulative stock-based compensation expense of $366.8 million, determined using the grant date fair values of the RSUs, for which we expect the service-based vesting condition will be satisfied as of June 30, 2026 and for which the liquidity-based vesting condition was satisfied in connection with the IPO. We will record the remaining stock-based compensation expense related to RSUs using the accelerated attribution method over the remaining requisite service period now that the liquidity-based vesting condition is satisfied.

The following table sets forth selected consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(as a percentage of revenue)
Revenue:
Hardware	57.2%	70.0%
Cloud and other services	42.8	30.0
Total revenue	100.0	100.0
Cost of revenue:
Hardware	33.6	48.6
Cloud and other services	21.9	9.5
Total cost of revenue	55.4	58.2
Gross profit	44.6	41.8
Operating expenses:
Research and development	39.0	53.0
Sales and marketing	7.6	10.4
General and administrative	5.7	7.0
Total operating expenses	52.3	70.4
Loss from operations	(7.8)	(28.6)
Other income, net	1.3	6.3
Loss before income tax	(6.5)	(22.3)
Income tax expense	0.8	1.7
Net loss	(7.2)%	(24.0)%
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Hardware	$110,593	$69,674	$40,919	59%
Cloud and other services	82,813	29,838	52,975	178%
Total revenue	$193,406	$99,512	$93,894	94%
Total revenue for the three months ended March 31, 2026 increased by $93.9 million, or 94%, compared to the same period in 2025.
Hardware revenue increased by $40.9 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase in hardware revenue was driven by demand for on-premises hardware solutions. This was net of $1.0 million in amortization of customer warrant assets.
Cloud and other services revenue increased by $53.0 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to an increase of $49.9 million in non-pass-through related cloud and other services revenue due to increased demand for our cloud inference services, higher support and other services revenue primarily due to our growing installed base of customer hardware, and $4.1 million in pass-through data center revenues. These were partially offset by $1.1 million in amortization of customer warrant assets.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Hardware	$64,931	$48,410	$16,521	34%
Cloud and other services	42,299	9,498	32,801	345%
Total cost of revenue	$107,230	$57,908	$49,322	85%

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Gross profit	$86,176	$41,604	$44,572	107%
Gross margin	44.6%	41.8%
Cost of revenue for the three months ended March 31, 2026 increased by $49.3 million, or 85%, compared to the same period in 2025.
Cost of revenue for hardware increased by $16.5 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was in line with higher hardware sales during the period, which resulted in higher materials costs, partially offset by lower return-related rework costs.
Cost of revenue for cloud and other services increased by $32.8 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to a $28.8 million increase in data center costs (including depreciation) associated with additional capacity being deployed to deliver our cloud inference service, and a $4.0 million increase in pass-through data center costs driven by the deployment of new data centers.
Gross profit for the three months ended March 31, 2026 was $86.2 million, an increase of $44.6 million compared to $41.6 million in the same period in 2025. Gross margin for the three months ended March 31, 2026 increased to 44.6% from 41.8% compared to the same period in 2025. The increase was primarily driven by higher hardware gross margin, resulting from lower material costs and improved manufacturing efficiency. In addition, gross margin from cloud and other services was higher due to higher pricing and improved capacity utilization. These increases were partially offset by the impacts of amortization of customer warrant assets, and lower-margin pass-through data center revenues.
Operating Expenses
Research and Development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$75,495	$52,751	$22,744	43%
Percentage of revenue	39%	53%
Research and development expenses for the three months ended March 31, 2026 increased by $22.7 million, or 43%, compared to the same period in 2025. The increase in research and development expenses was primarily due to a $8.7 million increase in new product development and related research expenses that includes prototype and shipping costs, a $6.2 million increase in data center rent costs, a $6.1 million increase in depreciation and amortization expenses, a $5.3 million increase in headcount-related costs, a $1.5 million increase in shipping costs, and a $1.4 million increase in other one-time expenses. These were partially offset by a $5.3 million decrease in equipment and software purchases.

Sales and Marketing

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$14,701	$10,326	$4,375	42%
Percentage of revenue	8%	10%
Sales and marketing expenses for the three months ended March 31, 2026 increased by $4.4 million, or 42%, compared to the same period in 2025. The increase in sales and marketing expenses was primarily due to a $4.1 million increase in headcount-related costs including commissions and an increase in other go-to-market activities.
General and Administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$11,017	$6,997	$4,020	57%
Percentage of revenue	6%	7%
General and administrative expenses for the three months ended March 31, 2026 increased by $4.0 million, or 57%, compared to the same period in 2025. The increase in general and administrative expenses was primarily due to a $1.7 million increase in headcount-related costs and a $2.0 million in increase in consulting and software subscription costs associated with the Company’s preparation to operate as a public company.
Other Income, Net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Other income, net	$2,528	$6,286	$(3,758)	(60)%
Other income, net for the three months ended March 31, 2026 decreased by $3.8 million, or 60%, compared to the same period in 2025. The decrease in other income, net was primarily due to $18.9 million in non-cash interest expense on the Working Capital Loan under the agreement with OpenAI, and a $1.4 million loss due to foreign currency transaction adjustments. The decrease was partially offset by $16.2 million in higher interest and dividend income due to higher balances of cash, cash equivalents, and investments.
Income Tax Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$1,497	$1,683	$(186)	(11)%
Income tax expense for the three months ended March 31, 2026 decreased compared to the same period in 2025. The decrease was primarily due to a decrease in current state tax expense of $0.7 million offset by an increase in non-U.S. current and deferred tax expense of $0.5 million.

Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement the performance measures in our unaudited condensed consolidated financial statements, which are presented in accordance with GAAP. These non-GAAP financial measures include Core gross profit, Core operating loss, and Core net loss. We use these non-GAAP financial measures for financial and operational decision-making and as a means to assist us in evaluating period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Core gross profit, Core operating loss, and Core net loss provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
Core Gross Profit
We define Core gross profit as gross profit presented in accordance with GAAP, adjusted to exclude pass-through revenue and related data center costs as these are not part of our core technology or service offerings. In addition, we exclude non-cash amortization of customer warrant assets, and stock-based compensation expense. We present Core gross profit because it provides investors and other users of our financial information with additional information to evaluate the value of our hardware delivery to customers, whether through direct hardware sales or cloud services. This measure also provides an additional basis for comparing business performance across companies and periods by excluding the effects of items that may vary for reasons unrelated to core technology and service offerings and did not occur in prior periods.

A reconciliation of our GAAP gross profit, the most directly comparable GAAP financial measure, to core gross profit is presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
GAAP gross profit	$86,176	$41,604
Less: Pass-through revenue(1)	(4,111)	—
Add: Pass-through costs(1)	3,991	—
Add: Amortization of customer warrant assets(1)	2,053	—
Add: Stock-based compensation expense(1)	950	326
Core gross profit	$89,059	$41,930
_______________
(1)Core gross profit does not include the tax effects of the non-GAAP adjustments because such tax effects were not material during the periods presented.
Core Operating Loss
We define Core operating loss as loss from operations presented in accordance with GAAP, adjusted to exclude pass-through revenue and data center costs, amortization of customer warrant assets, and stock-based compensation expense. We have presented core operating loss because we consider core operating loss to be a useful metric for investors and other users of our financial information in evaluating our overall operating performance. This metric also provides investors and other users of our financial information with an additional tool to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance.

A reconciliation of our GAAP loss from operations, the most directly comparable GAAP financial measure, to core operating loss is presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
GAAP loss from operations	$(15,037)	$(28,470)
Less: Pass-through revenue(1)	(4,111)	—
Add: Stock-based compensation expense(1)	9,593	9,154
Add: Pass-through costs(1)	3,991	—
Add: Amortization of customer warrant assets(1)	2,053	—
Core operating loss	$(3,511)	$(19,316)
_______________
(1)Core operating loss does not include the tax effects of the non-GAAP adjustments because such tax effects were not material during the periods presented.
Core Net Loss
We monitor core net loss for planning and performance measurement purposes. We define core net loss as net loss presented in accordance with GAAP, adjusted to exclude pass-through revenue and data center costs, amortization of customer warrant assets and stock-based compensation expense. We have presented core net loss because we believe that the exclusion of these charges allows for a more relevant comparison of our results of operations to other companies in our industry and facilitates period-to-period comparisons as it eliminates the effect of certain factors unrelated to our overall operating performance. Our calculation of core net loss does not currently include the tax effects of the stock-based compensation expense adjustment because such tax effects have not been material to date.
A reconciliation of our GAAP net loss, the most directly comparable GAAP financial measure, to our core net loss is presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
GAAP net loss	$(14,006)	$(23,867)
Less: Pass-through revenue(1)	(4,111)	—
Add: Stock-based compensation expense(1)	9,593	9,154
Add: Pass-through costs(1)	3,991	—
Add: Amortization of customer warrant assets(1)	2,053	—
Core net loss	$(2,480)	$(14,713)
_______________
(1)Core net loss does not include the tax effects of the non-GAAP adjustments because such tax effects were not material during the periods presented.
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $2.7 billion and marketable securities of $515.6 million. Our cash and cash equivalents primarily consisted of cash deposited in money market or holding accounts with financial institutions. Marketable securities were comprised of investments in U.S. government securities with an original maturity greater than three months at the time of purchase but less than or equal to one year at period-end.
Since our inception, we have financed our operations primarily through sales of redeemable convertible preferred stock and payments from our customers, including prepayments from customers. As of March 31, 2026, we had an outstanding Working Capital Loan of $982.9 million related to the remaining principal balance of the Working Capital Loan with OpenAI. Our principal uses of cash in recent periods have been to fund our operations and invest in research and development. As of March 31, 2026, we had an accumulated deficit of $919.3 million.
In January 2026, our capital resources increased significantly when we received an additional $2.0 billion in cash, consisting of $1.0 billion in net proceeds from the issuance of Series H redeemable convertible preferred stock and $1.0 billion from the Working Capital Loan. Refer to Note 11 – Redeemable Convertible Preferred Stock and Note 3 – Revenue, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

We believe that our current cash, cash equivalents, restricted cash, and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements, however, will depend on many factors, including our growth rate, the portion of our business that comes from cloud services requiring additional capital expense for our systems and related long term data center obligations, the timing and extent of our sales and marketing and research and development expenditures including personnel costs, capital expenditures for tape-outs of our chip designs, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for operational and/or financial covenants that further restrict our operations. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.
Revolving Credit Agreement
On April 14, 2026, we entered into a revolving credit and guaranty agreement (the “Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto, which provides for a revolving credit facility (the “Revolving Credit Facility”) of up to $250.0 million that may initially be used solely for standby letters of credit to data center landlords and developers. Prior to the Phase Two Effective Date (as defined below), loans under the Revolving Credit Facility will incur interest, at our option, at a rate per annum equal to either (i) a base rate or (ii) term secured overnight interest rate (“SOFR”) plus 1.50%. Additionally, prior to the Phase Two Effective Date, we were required to pay commitment fees of 0.250% per annum on the undrawn portion of the commitments under the Revolving Credit Facility. Prior to the Phase Two Effective Date, the obligations under the Revolving Credit Facility were secured by cash collateral only, with no guarantees required.
Following the completion of the IPO and satisfaction of pro forma covenant compliance and customary closing conditions, on June 17, 2026 (such date, the “Phase Two Effective Date”), the Revolving Credit Facility was upsized to up to $850.0 million, the proceeds of which may be used for general corporate purposes. Following the Phase Two Effective Date, loans under the Revolving Credit Facility incur interest, at our option, at a rate per annum equal to either (i) a base rate or (ii) term SOFR plus 2.25%, which decreases to 2.00% per annum upon achievement of an enhanced debt to EBITDA ratio. Beginning on the Phase Two Effective Date, we are required to pay commitment fees of 0.375% per annum on the undrawn portion of the commitments under the Revolving Credit Facility. The Revolving Credit Facility matures on April 14, 2031. Following the Phase Two Effective Date, the obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets with carveouts for certain items, including securitization and leased infrastructure assets.
The Revolving Credit Agreement contains a liquidity covenant requiring that unrestricted cash and cash equivalents (subject to certain exclusions), plus the undrawn revolver commitments, be not less than $150.0 million as of the last day of each fiscal quarter. Additionally, the Revolving Credit Agreement contains customary affirmative and, following the Phase Two Effective Date, negative covenants (including restrictions on indebtedness, liens, investments, asset dispositions, and affiliate transactions, each subject to customary exceptions and baskets) and customary events of default.
Initial Public Offering
On May 15, 2026, we completed the IPO, in which we issued and sold 34,500,000 shares of Class A common stock at $185.00 per share. The Company received net proceeds of approximately $6.2 billion from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. The shares and proceeds from the IPO are not reflected in the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$12,335	$(54,937)
Net cash used in investing activities	$(236,616)	$(56,746)
Net cash provided by financing activities	$2,038,106	$1,552

Operating Activities
Net cash provided by operating activities was $12.3 million for the three months ended March 31, 2026, reflecting a net loss of $14.0 million, adjusted for $68.2 million of non-cash charges, partially offset by a $41.8 million net use of cash from changes in operating assets and liabilities. Non-cash charges consisted primarily of $18.9 million of non-cash interest expense from the Working Capital Loan with OpenAI, $18.2 million of depreciation and amortization expense, $15.8 million of non-cash lease expense, $9.6 million of stock-based compensation expense, $4.6 million of provision for product warranties, and $2.1 million of amortization of customer warrant assets, partially offset by $1.0 million of other non-cash adjustments. The net use of cash from changes in operating assets and liabilities was primarily driven by a $57.6 million increase in prepaid expenses and other assets, a $21.7 million increase in inventories, a $12.2 million increase in accounts receivable, and a $10.1 million decrease in accounts payable, partially offset by a $36.8 million increase in deferred revenue, a $14.0 million increase in customer deposits, and a $9.0 million increase in other liabilities.

Net cash used in operating activities was $54.9 million for the three months ended March 31, 2025, reflecting a net loss of $23.9 million and a $51.3 million net use of cash from changes in operating assets and liabilities, partially offset by $20.2 million of non-cash charges. The net use of cash from changes in operating assets and liabilities was primarily driven by a $159.6 million decrease in customer deposits, a $15.3 million decrease in other liabilities, and a $5.7 million decrease in accounts payable, partially offset by a $56.8 million decrease in accounts receivable, a $53.8 million decrease in inventories, a $15.1 million increase in deferred revenue, and a $3.7 million decrease in prepaid expenses and other assets. Non-cash charges consisted primarily of $9.2 million of stock-based compensation expense, $4.5 million of provision for product warranties, $3.9 million of depreciation and amortization expense, and $2.9 million of non-cash lease expense, partially offset by $0.3 million of other non-cash adjustments.
Investing Activities
Net cash used in investing activities of $236.6 million for the three months ended March 31, 2026 was the result of $308.8 million in purchases of various investments and $132.0 million in purchases of property and equipment primarily for systems to deliver Cerebras Cloud services, offset by $204.2 million in maturities of these investments.
Net cash used in investing activities of $56.7 million for the three months ended March 31, 2025, was the result of $98.2 million in purchases of property and equipment and purchases of $20.2 million in various investments offset by $61.7 million in maturities and sales of these investments.
Financing Activities
Net cash provided by financing activities of $2.0 billion for the three months ended March 31, 2026 was the result of $1.0 billion from the sale of shares of our redeemable convertible preferred stock, $1.0 billion received from the Working Capital Loan from OpenAI, $15.0 million in proceeds from issuance of common stock and $5.3 million in proceeds from stock option exercises.
Net cash provided by financing activities of $1.6 million for the three months ended March 31, 2025 was the result of $1.6 million in proceeds from stock option exercises.
Commitments and Contractual Obligations
Operating lease commitments. As of March 31, 2026, our operating lease commitments included data centers and corporate office leases, for which we had fixed lease payment obligations of $460.3 million. Refer to Note 15 – Leases to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Purchase commitments. As of March 31, 2026, future payments related to non-cancelable commitments for contracts with a remaining term of over one year are as follows: $5.4 million (remaining 9 months of 2026), $6.2 million (2027), and $0.5 million (2028). Refer to Note 16 – Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements and the related notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In preparing the unaudited condensed consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the unaudited condensed consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported based on these estimates. There have been no material changes to our critical accounting policies and estimates as described in the Prospectus. For additional information about our critical accounting estimates, see the disclosure included in the Prospectus.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning after December 15, 2026 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company is evaluating the effect that this guidance will have on its unaudited condensed consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The guidance modernizes the accounting for software costs and enhances transparency about an entity’s software costs. The guidance will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Upon adoption, the guidance can be applied prospectively, retrospectively, or under a modified transition approach. The Company is evaluating the effect that this guidance will have on its unaudited condensed consolidated financial statements and related disclosures and does not expect the adoption of this guidance to have a material impact on its unaudited condensed consolidated financial statements.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.
Foreign Currency and Exchange Risk
The functional currency for each of our subsidiaries, including our subsidiaries located in Canada and India, is the local currency of the country in which the subsidiary operates. As such, we expect to be exposed to both currency transaction remeasurement and translation risk. However, we engage in a small number and immaterial amount of transactions outside of the functional currency of the reporting unit, resulting in negligible exposure to foreign currency risk. We have not hedged such exposure, although we may do so in the future if our exposure to foreign currency risk increases. A hypothetical 10% change in the relative value of the U.S. dollar would not have a material effect on our unaudited condensed consolidated financial statements for the periods presented.
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $2.7 billion as of March 31, 2026. Cash and cash equivalents primarily consist of amounts deposited in money market instruments with financial institutions that have an original maturity of three months or less. We hold cash and cash equivalents for working capital purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would increase or decrease other income, net by $9.1 million.
We also had approximately $1.0 billion outstanding under the Working Capital Loan with OpenAI. This note bears interest at a fixed rate of 6.0% per annum. The note permits repayment in cash or through the delivery of services under the related commercial arrangement, and accrued interest attributable to amounts repaid through the delivery of services is deemed paid in accordance with the terms of the note. Because the interest rate on the note is fixed and does not reset based on changes in SOFR, prime, or another market interest rate, changes in market interest rates would not affect the contractual interest rate or related interest expense recognized on the note. A hypothetical 10% change in interest rates would not have a material effect on our unaudited condensed consolidated financial statements for the periods presented.

Item 4.        Controls and Procedures
Limitation on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting related to the lack of effectively designed, implemented, and maintained IT general controls over applications that support our financial reporting processes; insufficient segregation of duties across financially relevant functions, and lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel and related internal controls pertaining to several financial statement areas, including revenue recognition, inventory management and costing, data center assets accounting, and equity administration. The deficiencies identified did not result in a material misstatement to our financial statements.
Remediation Efforts to Address Previously Identified Material Weaknesses
We have taken and will continue to take action to remediate these material weaknesses, including:
•continued hiring of additional accounting, finance, and operations resources with appropriate and sufficient technical expertise to improve oversight across critical accounting areas;
•designing and implementing controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries over significant accounting matters;
•implementing processes and controls to better identify and manage risks, including segregation of duties;
•implementing of IT general controls to manage access and program changes within our IT environment;
•engagement with external consultants with extensive Sarbanes-Oxley Act experience; and
•consulting with experts on technical accounting matters, internal controls, and in the preparation of our financial statements.
We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated their design and effectiveness over a sufficient period of time, and management concludes, through testing, that these are operating effectively. We may also conclude that additional measures are required to remediate the material weaknesses in our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition.
Item 1A.    Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below in this Quarterly Report on Form 10-Q including our unaudited condensed consolidated financial statements and the notes thereto, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 as well as the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or developments described below may harm our business, financial condition, results of operations, and prospects. In such an event, the price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also harm our business, financial condition, results of operations, and prospects.
Risk Factors Summary
Our business is subject to numerous risks and uncertainties and this summary provides an overview of such risks. You should read this risk factor summary together with the more detailed discussion of risks and uncertainties following this summary.
•We may not sustain our growth rate, and we may not be able to manage future growth effectively.
•We have a history of generating net losses, and if we are unable to achieve adequate revenue growth while our expenses increase, we may not achieve and maintain profitability in the future.
•We have a limited operating history at our current scale, and we may have difficulty evaluating our current business and accurately predicting our future revenue for the purpose of appropriately budgeting and adjusting our expenses.
•A substantial portion of our revenue has been, and is expected to continue to be, driven by a limited number of customers. A reduction in demand from, or a material adverse development in our relationship with any of our significant customers, including OpenAI, G42, MBZUAI, and AWS, or our failure to meet our obligations under the MRA with OpenAI, would harm our business, financial condition, results of operations, and prospects.
•Our revenue historically has been derived from sales of our hardware systems. We are in the early stages of delivering our cloud-based offerings, the market for which is nascent and evolving rapidly, and which require significant data center capacity and capital investments for which we expect to require significant additional capital. There is no assurance that we will be able to sustain or increase revenue from these efforts.
•Our cloud-based offerings are subject to certain risks and challenges. Unfavorable or uncertain conditions in the training or inference cloud market, as well as for AI infrastructure, may cause fluctuations in our results of operations.
•The market for AI computing solutions is competitive, evolving, and requires scale, and if we do not compete effectively, our business, financial condition, results of operations, and prospects may be harmed.
•The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. If we are unable to expand the application of our offerings, keep up with evolving AI technology requirements, or if new offerings we develop and introduce into the market are not successful, our business, financial condition, results of operations, and prospects may be harmed.
•We depend on third-party suppliers, including certain sole sources, and substantially all of our manufacturing services and components are procured on a purchase order basis without capacity or volume commitments, which may harm our ability to compete, meet customer demand, satisfy customer contracts or bring products to market, and our reputation, business, financial condition, results of operations, and prospects.
•Our supply chain is long, complex, and global, with many interdependencies. Any significant fluctuations of supply and demand or disruption to our supply chain may harm our ability to manufacture and deliver our products to our customers.

•Our business and our offerings are subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to comply with applicable regulations, we could be subject to administrative, civil, and/or criminal penalties.
•Our offerings are subject to U.S. export controls and may be exported outside the United States only with the required export license or through a license exception. We cannot guarantee that we will be successful in obtaining all required licenses in the future. If we are unable to obtain licenses to export our offerings, our business, financial condition, results of operations, and prospects may be harmed.
•We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.
•The multi-class structure of our capital stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our securities prior to the IPO, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters, which could adversely affect the price of our Class A common stock.
Risks Related to Our Business and Our Industry
We may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have experienced significant growth in a short period of time. Our revenue increased from $290.3 million for the year ended December 31, 2024 to $510.0 million for the year ended December 31, 2025, and $193.4 million in the three months ended March 31, 2026. We may not achieve similar growth rates in future periods. You should not rely on our results of operations for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer, and our stock price could decline.
To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:
•recruit, hire, train, and manage additional qualified personnel for our engineering, security, operations, manufacturing, cloud, and data center activities;
•continue to make significant investments in our new and existing products;
•invest in long-term research and development to remain at the forefront of innovation;
•improve and scale our sales, marketing and go-to-market functions;
•improve and scale our manufacturing, supply chain, operations, and data center capacity procurement, fit-out, and deployment functions; and
•improve and scale our administrative, financial, legal and compliance functions, and operational systems, procedures, and controls.

Our future growth is dependent on our ability to meet the needs of new customers and the expanding needs of our existing customers as their use of our solutions and services grows, as well as our ability to fulfill existing orders on their committed delivery schedules. As sales of our offerings grow, we will need to devote additional resources to expanding, improving, and maintaining our infrastructure, including our hardware, software, cybersecurity, and cloud infrastructure, and integrating with third-party applications and partner platforms and marketplaces. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, and to improve our IT and financial infrastructure, operating and administrative systems, and our ability to effectively manage headcount, capital, and processes, including by reducing costs and inefficiencies. Importantly, we will need to substantially expand our manufacturing capacity and supply chain, and increase our rate of data center capacity and build-out. Any failure of, or delay in, these efforts could result in impaired product performance and reduced customer satisfaction, and in some cases breach of our contractual obligations, which would negatively impact our revenue growth and our reputation. We may not be successful in developing or implementing these technologies and business operations. In addition, it takes a significant amount of time and capital to plan, develop, and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. In some circumstances, we may also choose to scale our technology through the acquisition of complementary businesses and technologies rather than through internal development, which may divert management’s time and resources. To the extent that we cannot or do not effectively scale our operations to meet the needs of our growing customer base and to maintain performance and manufacturing capacity as our customers expand their use of our offerings, we will not be able to grow as quickly as we anticipate, our customers may reduce or terminate use of our solutions, our current and potential customers may seek more readily available alternatives, and we will be unable to compete as effectively, and our business, financial condition, results of operations, and prospects may be harmed.
In addition, certain of our customer agreements, including the MRA with OpenAI (each as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), contain exclusivity provisions that restrict us from supporting, collaborating with, and/or selling certain products and services to certain named competitors of such customers. These restrictions may prevent us from pursuing strategic and revenue opportunities with major technology companies that are leading participants in the AI industry, limit our ability to diversify our customer base and revenue streams, and negatively impact our growth opportunities.
If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products, and we may fail to satisfy customer requirements, maintain product quality, execute our business plan, or respond to competitive pressures, which may harm our business, financial condition, results of operations, and prospects.
We have a history of generating net losses, and if we are unable to achieve adequate revenue growth while our expenses increase, we may not achieve and maintain profitability in the future.
We incurred net losses of $14.0 million and $23.9 million for the three months ended March 31, 2026 and 2025, respectively, and have a history of generating net losses. We incurred core net loss of $2.5 million and $14.7 million for the three months ended March 31, 2026 and 2025, respectively, after excluding the impact of stock-based compensation expense from our GAAP net loss. For more information and for a reconciliation of core net loss to net loss, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” As of March 31, 2026, we had an accumulated deficit of $919.3 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses may continue if such increases in costs are not more than fully offset by increases in our revenue. We expect to continue to invest significant additional funds in expanding our business and research and development activities as we continue to develop new products. We launched our cloud-based inference offering in 2024, which required new investments in cloud infrastructure and data center capacity that we historically did not need for hardware system sales. We expect to significantly increase our investments in cloud infrastructure and data centers to enable growth in our inference service. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. Moreover, during the quarter in which the IPO was completed this year, we began recording stock-based compensation expense for RSUs and PRSUs that we have granted to our service providers, which generally vest upon the satisfaction of both service- or market-based and liquidity-based vesting conditions occurring before the award’s expiration date. The liquidity-based vesting condition for such RSUs and PRSUs was satisfied in connection with the IPO, resulting in significant increases to our stock-based compensation expense.
If our revenue or revenue growth rate declines or our operating expenses exceed our expectations, our financial performance will be adversely affected. We will need to generate and sustain increased revenue levels in future periods in order to achieve and maintain profitability. If we cannot successfully grow our revenue at a rate that exceeds the costs associated with our business, we will not be able to achieve and maintain profitability, and the trading price of our Class A common stock could decline.

We have a limited operating history at our current scale, and we may have difficulty evaluating our current business and accurately predicting our future revenue for the purpose of appropriately budgeting and adjusting our expenses.
We have a relatively short history operating our business at our current scale and have grown rapidly during that time. We were established in 2016 and began generating revenue in 2019. Prior to 2023, we had limited revenue. Our limited operating experience at our current scale, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, our limited history building and selling access to our cloud-based platform, the timing of large hardware systems sales, our limited experience in evaluating, procuring and operating data centers, as well as numerous other factors beyond our control, could impede our ability to forecast quarterly and annual revenue accurately and may make it difficult to evaluate our current business, prospects, and other trends. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions about our future financial performance may not be as accurate as they would be if we had a longer operating history or operated in a more predictable or established market. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations, and other challenges, any of which could make it difficult for us to achieve and maintain profitability and could increase the volatility of the price of our Class A common stock. If our assumptions regarding these risks and uncertainties are incorrect or change due to fluctuations in our markets, any material reduction in AI spending, changes in applicable regulatory frameworks, changes in demand for specialized AI cloud infrastructure and custom AI accelerators, or otherwise, or if we do not address these risks successfully, our financial condition and results of operations could differ significantly from our expectations and our business, financial condition, results of operations, and prospects would be adversely affected. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future. The risks associated with having a limited operating history may be exacerbated by current macroeconomic and geopolitical conditions discussed herein.
A substantial portion of our revenue has been, and is expected to continue to be, driven by a limited number of customers. A reduction in demand from, or a material adverse development in our relationship with any of our significant customers, including OpenAI, G42, MBZUAI, and AWS, or our failure to meet our obligations under the MRA with OpenAI, would harm our business, financial condition, results of operations, and prospects.
A substantial portion of our revenue is driven by a limited number of customers. Group 42 Holding Ltd (together with its affiliates, “G42”) accounted for 11% and 64% of our total revenue for the three months ended March 31, 2026 and 2025, respectively, and in the three months ended March 31, 2026 and 2025, Mohamed bin Zayed University of Artificial Intelligence (“MBZUAI”) accounted for 63% and 24%, respectively, of our total revenue. In December 2025, we entered into the MRA with OpenAI, which represents a substantial portion of our projected revenues over the next several years.
Our dependence on our relationships with OpenAI, G42, and MBZUAI subjects us to a number of risks. Any negative changes in demand from OpenAI, G42, or MBZUAI, in their ability or willingness to perform under their contracts with us, in laws or regulations applicable to OpenAI, G42 or MBZUAI, or the United Arab Emirates, or in our broader strategic relationship with OpenAI, G42, or MBZUAI would harm our business, financial condition, results of operations, and prospects. Even if OpenAI, G42, and MBZUAI remain satisfied with our offerings, it is possible that they will no longer need to purchase additional AI compute or services at the same quantity as prior periods, or that their ability to purchase our offerings may change for reasons outside of their control. OpenAI, G42, or MBZUAI may also choose to purchase more of their AI compute from our competitors.
In addition, under the MRA with OpenAI, unless otherwise agreed to, we are required to deliver capacity tranches across specified numbers of data centers with minimum capacity thresholds upon certain time-based milestones. If we fail to deliver such capacity on the stated timelines, or if we experience a certain level of failure with respect to our service levels, OpenAI has the right to terminate a portion or all of the agreement. In addition, pursuant to the MRA with OpenAI, we received the $1.0 billion Working Capital Loan (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The Working Capital Loan has a maturity date of no later than December 31, 2032, and is scheduled to be repaid in equal amortized installments over a three-year term, commencing after the delivery of the final tranche of the initial 250 MW of capacity. Interest accrues on the outstanding principal balance at a rate of 6% per annum; provided that interest may be waived under certain circumstances. If the MRA is terminated for any reason other than OpenAI’s material uncured breach, or if certain trigger events occur, OpenAI may direct the bank to cease complying with our instructions regarding the Working Capital Loan funds and may instead control the disposition of funds in the account, and we may be required to immediately repay the outstanding principal balance of the Working Capital Loan together with accrued interest. Our failure to perform under the MRA would harm our business, financial condition, results of operations, and prospects.
Further, as of March 31, 2026, three customers accounted for 86% of our accounts receivable balance. As of December 31, 2025, one customer accounted for 78% of our accounts receivable balance. This customer concentration increases the risk of quarterly fluctuations in our results of operations and our sensitivity to any material adverse developments experienced by, or in our relationships with, our significant customers. G42 and MBZUAI are considered related parties with respect to each other as defined by Accounting Standards Codification 850, Related Party Disclosures. The loss of, any substantial reduction in sales to, or the default on payments by, any of our significant customers would harm our business, financial condition, results of operations, and prospects.

In June 2026, we entered into a commercial agreement with AWS (“AWS Commercial Agreement”) that provides for a strategic collaboration to deploy a joint compute solution in AWS data centers. The AWS Commercial Agreement, which memorializes the binding term sheet that was entered into in March 2026, includes an initial multi-year lease of our systems, options for future procurement of products and services, pricing commitments, exclusivity, minimum manufacturing capacity guarantees, and certain other protections in favor of AWS. These commitments may limit our ability to satisfy demand from other customers or prospective customers. In addition, if AWS does not purchase additional products or services under the agreement, we may have excess inventory and manufacturing capacity. Conversely, if AWS purchases additional products and services, as contemplated by our minimum capacity commitments in the AWS Commercial Agreement, AWS may represent a material percentage of our revenue at such time. Any adverse developments in our relationship with AWS, including any delays in the strategic collaboration, reduced sales or AWS’s decision not to purchase products or services beyond the initial lease, or our failure to perform under the AWS Commercial Agreement, would harm our business, financial condition, results of operations, and prospects.
Our revenue historically has been derived from sales of our hardware systems. We are in the early stages of delivering our cloud-based offerings, the market for which is nascent and evolving rapidly, and which require significant data center capacity and capital investments for which we expect to require significant additional capital. There is no assurance that we will be able to sustain or increase revenue from these efforts.
Our revenue historically has been derived from sales of our hardware systems. In August 2024, we introduced our inference cloud service. We are only in the early stages of monetizing our cloud-based offerings, and we may not be able to grow these efforts into a sustainable part of our business. Additionally, we may not realize all of the benefits from our cloud-based offerings that we expect to achieve, or it may be more costly to do so than we anticipate, including as a result of substantial costs associated with data center and cloud infrastructure, which could negatively impact our cash flows and profitability. We have encountered, and will continue to encounter, challenges in compute capacity planning and allocation, as well as accurate financial planning and forecasting with the changing mix of offerings in our business model. For example, many customers or prospective customers of these offerings are startups, with capital intensive needs, that may not succeed. In addition, the difference in contract length for our data centers, which are longer term with limited ability to terminate and often include substantial liquidated damages clauses, versus our inference customer agreements, which are typically a mix of consumption-based pricing or shorter term dedicated capacity arrangements, creates further unpredictability in our results of operations. In addition, our cloud-based agreements may be terminated, not renewed, or renewed on less favorable terms, necessitating us to resell the idle capacity on an expedited basis. This may cause our results of operations to fluctuate from quarter to quarter, which makes them difficult to predict.
We intend to continue to invest significantly in infrastructure as well as sales and marketing efforts related to our cloud-based offerings. This investment requires significant capital and other expenditures, which we expect to adversely impact cash flows from operations, gross profit, gross margins, and operating margins in certain periods, particularly in the near term, and may not ultimately grow our business or result in long-term profitability. We expect to require significant additional capital to fund our cloud offerings and support our growth. For example, significant upfront costs, prepayments, and/or financial guarantees have been and may continue to be required to procure data centers that are necessary for our cloud offerings. Additional financing may not be available on terms favorable to us, if at all. While we have historically been able to fund capital expenditures from cash generated from operations, prepayments and loans from certain customers, and equity financings, many factors could materially reduce the cash available from our operations, impede our ability to raise additional capital, or significantly increase our capital expenditure requirements, which may result in the inability to fund the necessary or desired level of capital expenditures. Under the MRA with OpenAI, OpenAI has provided us with the $1.0 billion Working Capital Loan to accelerate the development and build out of services, technology, and manufacturing. If the MRA is terminated for any reason other than OpenAI’s material uncured breach, or if certain trigger events occur, OpenAI may direct the bank to cease complying with our instructions regarding the Working Capital Loan funds and may instead control the disposition of funds in the account during the continuance of such trigger events and pursuant to the terms of the MRA, and we may be required to immediately repay the outstanding principal balance of the Working Capital Loan together with accrued interest. This could adversely affect our business, financial condition, results of operations, and prospects. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Further, the current global macroeconomic environment and other factors discussed herein could make it more difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.

In addition, the size of our data centers, and the total value of such data center contracts, have increased substantially over a short period of time, and may continue to increase in the near future. The types of financing arrangements, corporate structure, contract terms, and risk allocation for our prior data center transactions may not be appropriate for such larger commitments. Breaches or early terminations of data center agreements expose us to substantial damages and early termination fees. Regardless of size, we have limited experience evaluating data center providers, including their ability to build, operate, and finance their properties. In addition, demand for data center capacity is currently very high and in many cases, developers lack demonstrable experience across required phases of data center projects, making accurate assessments of project timing and quality difficult. We have in the past contracted, and may in the future contract, with data center providers that prove to be unsatisfactory, and have had disputes with such providers. Such disputes are and may continue to be costly to us. Any disputes with data center providers, and data center downtime, malfunctions, and delayed ready-for-service dates, have and may again cause us to incur litigation costs, settlement costs, damages, or penalties to our customers for missed service-level agreements or committed delivery dates. Any adverse developments with our data center providers may cause us to miss delivery obligations to our customers and revenue targets, and have negative impact on our business, financial condition, results of operations, and prospects.
Our cloud-based offerings are subject to certain risks and challenges. Unfavorable or uncertain conditions in the training or inference cloud market, as well as for AI infrastructure, may cause fluctuations in our results of operations.
Our offerings include a cloud-based platform, where customers can purchase our AI computing solutions on a consumption-based or dedicated capacity model. This business model is intended to allow customers to choose the solution that best aligns with their budgetary, security, and scalability requirements. The risks and challenges of a cloud-based business model may be different from selling our products for on-premises use. For instance, building and scaling a cloud-based platform requires us to make significant capital expenditures to manufacture more hardware systems, to lease data centers with sufficient power and cooling infrastructures, and to maintain sufficient units on hand, which requires resources to be reallocated from producing units that could otherwise be sold to customers for on-premises use. In order to support a cloud-based business model, we also incur additional IT and personnel costs to service and manage our clusters, including managing and optimizing capacity allocations and utilization rates, as well as rely on third-party infrastructure, such as AWS for certain data transmission needs. The success of our cloud-based offering may further be impacted by our ability to obtain or maintain industry security certifications for our platform and, with respect to public sector customers, our ability to navigate factors such as budget cycles, procurement rules, eligibility criteria, and domestic preference rules. There is no assurance that investments in our cloud-based platform will lead to increased revenue as compared to other business models. In addition, we introduced our cloud-based inference offering in 2024. Such product presents new and additional risks to us, including substantially increasing the number of users accessing our cloud, which may increase cybersecurity and compliance risk as well as risk of outages due to overcapacity or otherwise.
Additionally, if domestic and global economic conditions worsen, or adoption, use, and commercialization of AI technology, particularly of the large models that are currently dominating the market, do not progress as expected, overall spending may be reduced, which could adversely impact demand for our solutions in these cloud and AI infrastructure markets and we may not realize our expected growth rates. Furthermore, changes to data privacy laws regarding cross-border transmission of data, as well as customers’ data residency and data sovereignty expectations, may disproportionately impact cloud-based platforms. In such cases, we may be left with excess units in our clouds and data center leases and costs that we cannot terminate or recoup. Even if the demand for cloud and AI-related infrastructure develops in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted solutions or personnel available to timely meet our customers’ needs, we may miss a significant opportunity and our business, financial condition, results of operations, and prospects may be harmed.
If our data center providers fail to meet the requirements of our business, or if the data center facilities experience interruption, damage, or a security breach, our ability to provide access to our infrastructure and maintain the performance of our network could be negatively impacted.
We lease space in or otherwise license use of third-party data centers located in the United States and Canada, and are in the process of expanding to other countries. Our business is reliant on these data center facilities. Because we lease or license use of this data center space, we do not control the operation of these third-party facilities. Consequently, we could be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data center facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes, floods, fires, power loss, environmental factors, such as air and water temperature, humidity, and dust, system failures, computer and other cybersecurity vulnerabilities, physical or electronic break-ins, human error, malfeasance or interference, including by employees, former employees, or contractors, as well as terrorist acts and other catastrophic events.

We and the data center facilities we lease space in or license use of have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including availability or sufficiency of power, infrastructure changes, environmental factors, and capacity constraints, occasionally due to an overwhelming number of customers accessing our infrastructure simultaneously. Our third-party data centers and network infrastructure may also be subject to cybersecurity attacks, including supply chain attacks, due to the actions of outside parties or human error, malfeasance, insider threats, system errors or vulnerabilities, insufficient cybersecurity controls, a combination of these, or otherwise, which may cause service outages and otherwise impact our ability to provide our solutions and services. While we review the security measures of our third-party data centers, we cannot ensure that these measures will be sufficient to prevent a cybersecurity attack or to protect the continued operation of our platform in the event of a cybersecurity attack, and any impact to our solutions and services may also impact our business, financial condition, results of operations, and prospects.
Data center facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, litigation to stop, limit, or delay operations, and other legal challenges, including local government agencies seeking to gain access to customer accounts for law enforcement or other reasons. The imposition of tariffs, regulatory requirements, and increased focus on data sovereignty and data localization requirements around the world could also impact our business model with respect to the storage, management, and transfer of data, and may impact where we choose to lease data centers, which can affect our opportunities for international expansion. Additionally, government authorities have in the past sought to restrict data center development based on environmental considerations and have imposed moratoria on data center development, citing concerns about energy usage, requiring new data centers to meet energy efficiency requirements. We may face higher costs from any laws requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements. Because data center agreements tend to have long terms and high upfront costs, any changes in regulations, government actions, customer preferences, or otherwise that occur after an investment is made into a data center could cause significant financial loss. In addition, while we have entered into various agreements for the lease of data center space, equipment, maintenance, and other services, those third parties could fail to deliver on their contractual obligations under those agreements, including agreements to provide us with certain data, equipment, and utilities information required to run our business. Furthermore, we require the data centers we lease to have certain highly specific attributes in order to effectively run our business. For example, these state-of-the-art data centers require networking equipment, high-speed interconnects, enhanced access to power, and liquid cooling infrastructures. In many cases, these third-party data centers are required to undergo extensive retrofitting and improvement efforts, including to incorporate novel developments in our industry, which are time consuming, expensive, and less efficient than if we were to lease from spaces already designed for our operations, and which may not ultimately be successful in meeting all of our requirements. If third parties fail to successfully deliver on such performance requirements, our ability to maintain the performance of our network would be negatively impacted. In addition, if data center operators are delayed in making the facilities available to us, we may not be able to fulfill our customer contractual obligations in a timely manner, causing us financial and reputational harm.
Other factors, many of which are beyond our control, that can affect the delivery, performance, and availability of our platform include:
•the development, maintenance, and functioning of the infrastructure of the internet as a whole;
•the performance and availability of third-party telecommunications services with the necessary speed, data capacity, and security for providing reliable internet access and services;
•the success or failure of our redundancy systems;
•the success or failure of our disaster recovery and business continuity plans;
•decisions by the owners and operators of the data center facilities where our infrastructure is installed or by global telecommunications service provider partners who provide us with network bandwidth to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy, breach their contracts with us, or prioritize the traffic of other parties;
•our ability to enter into data center agreements and leases according to our business needs and on terms and with counterparties acceptable to us;
•changing regulations and customer preferences with respect to data privacy, sovereignty, and localization; and
•changing sentiment by government regulators relating to data center development, including in response to public concerns regarding environmental impact and development and power costs, which may result in restrictive government regulation or otherwise impact the future construction of additional data centers.

In addition, the MRA with OpenAI and most of our customer agreements and terms of service contain service-level commitments and capacity ramp schedules. If we are unable to meet the stated service-level commitments or capacity ramp schedules due to data center downtime, performance problems, or defects, we may be contractually obligated to provide the affected customers with service credits or refunds, or be subject to breach of contract damages, which could significantly affect our results of operations in the periods in which any issues occur and the credits or refunds are applied or when damages are awarded. As a result of degradation of service and interruptions to our platform, we have provided, and may continue to provide, service credits and/or refunds to certain of our affected customers. Under the MRA, if we experience a certain level of failure with respect to such service levels, OpenAI has the right to terminate a portion or all of the agreement. We could also face customer terminations with refunds of prepaid amounts, which could significantly affect our results of operations. Any failures to achieve or maintain the performance standards required under the MRA or other customer agreements would harm our business and result in substantial financial penalties, loss of contractual protections, customer dissatisfaction, damage to our reputation, and substantial harm to our business, financial condition, and results of operations.
The occurrence of any of these factors, or our inability to efficiently and cost-effectively fix such errors or other problems that may be identified, could damage our reputation, negatively impact our relationship with our customers, or otherwise materially harm our business, financial condition, results of operations, and prospects.
If we are unable to secure data center capacity when needed or at affordable rates, including the cost of power, or do not accurately plan for and manage our infrastructure capacity requirements, our business, financial condition, results of operations, and prospects may be harmed.
We plan investment levels for our cloud-based offerings based on estimates of future customer demand and future anticipated rates of growth. In recent periods, our cloud services and license support expenses have grown to meet current and expected demand for our inference solutions, including investments to increase our data center capacity and to establish data centers in new geographic locations. In connection with these investments, we entered, and expect to continue to enter, into long-term lease commitments with third-party data center providers and other significant commitments with suppliers, including investments in scaling up our contract manufacturers. If we underestimate customer demand or our data center capacity needs, we may face shortages of available infrastructure, limiting our ability to support customer growth and potentially causing us to lose business to competitors. Conversely, if we overestimate customer demand or our data center capacity needs, we could be locked into multi-year commitments for excess data center space, or be required to pay significant contract termination fees to early exit such obligations. Further, we typically depreciate our assets over their estimated useful lives, which could be shortened should our inference solutions and related strategy change, which could harm our business, financial condition, results of operations, and prospects.
In contrast to the long-term data center commitments, our customer agreements for cloud-based offerings have shorter terms, which makes it more difficult to forecast customer demand. For example, the MRA with OpenAI provides for multi-year initial capacity commitments along with potential multi-year renewal terms, but there can be no assurance that OpenAI will renew these commitments or that we will be able to fully utilize the capacity if OpenAI elects not to renew. Further, the volatility of the industry we operate in makes it difficult for us and our customers to accurately forecast needs. Data centers in geographies that we desire may also be unavailable on the timing we require, on commercially reasonable terms, or at all. Under the MRA, unless otherwise agreed to, we are required to deliver capacity tranches across specified numbers of data centers with minimum capacity thresholds per campus, which may constrain our flexibility in selecting data center locations and providers. We are also required to achieve certain physical and cybersecurity requirements at data centers, which could also limit the pool of available data center providers or increase our costs.
Moreover, we do not own, or have complete control over the operations of, these data centers, and they may suffer interruptions in service from events beyond our control, including from acts of government, natural events, power loss, environmental issues, human error, malfeasance or interference by third parties. Downtime or delays caused by data center providers may not excuse our service level and delivery obligations to our customers, and penalties paid by data center providers to us may not make us whole in such situations. In addition, we rely on third-party suppliers to provide equipment and components required to outfit these data centers on a timely basis, as well as contractors for services. Ongoing or future delays or the inability to meet customer demand, including failure to meet our capacity delivery obligations under the MRA, could cause the loss or delay of revenue, contractual penalties or terminations, or increase our costs, all of which could adversely affect the margins of our business.
The global energy market is also experiencing disruption, inflation, and volatility pressures, with various macroeconomic and geopolitical factors contributing to the instability and global power shortage, including conflicts in the Middle East. Furthermore, the cost of power to run these data centers is a significant portion of the overall operating expenses. We have faced, and may continue to face, rising costs for data center energy demands. If we cannot procure power at reasonable prices or if our supply of power becomes constrained, our business, financial condition, results of operations, and prospects will be harmed. There can be no assurance that any measures taken to identify and implement cost-optimization measures for data center and power usage will be effective in reducing our costs or that the cost savings will be sufficient to offset rising energy prices.

We may develop our own data centers in the future, rather than relying on third parties, which may result in additional difficulties. For example, any potential expansion of our data center infrastructure would be complex, and unanticipated delays in the completion of those projects, including permitting, land and construction issues, and availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our platform. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade our platform or increase our costs. We would also have to invest in expertise in large scale infrastructure projects and hire appropriate talent that are different from our current employee base.
The market for AI computing solutions is competitive, evolving, and requires scale, and if we do not compete effectively, our business, financial condition, results of operations, and prospects may be harmed.
The market for AI computing solutions is highly competitive and evolving. New technologies and solutions are rapidly emerging in the markets in which we compete. With respect to hardware, we compete against semiconductor companies such as NVIDIA Corporation, a dominant market leader, Advanced Micro Devices, Inc., Intel Corporation, as well as AI accelerators developed by hyperscalers and private companies. We also compete against full-service cloud service providers such as Amazon.com, Inc. (AWS), Microsoft Corporation (Azure), Alphabet Inc. (Google Cloud Platform), and Oracle Corporation, as well as AI-optimized specialized clouds such as CoreWeave, Inc. and other neo-clouds. Certain of our competitors are also current or prospective customers. Many of these companies are large, well established, and have greater financial resources than we do. In addition, many companies, including potential customers such as, but not limited to, hyperscalers and foundation model builders, have developed or are developing their own AI computing solutions based on current or new technologies, and are using such solutions internally and monetizing them with external customers, in both instances in ways that compete with our product and service offerings. Many of our current and potential competitors benefit from competitive advantages over us, such as prominent and cutting-edge technology and software stacks designed to keep out new market entrants, greater name recognition, established developer communities, established engineering teams with key industry knowledge, longer operating histories, greater financial assets, greater ability to scale up and down with customer demand, more data center capacity and ability to purchase land to build larger and more custom data centers with lower cost of power, more varied product offerings, larger sales and marketing resources, more established relationships, including relationships and investments among AI ecosystem participants, wider geographic presence or larger, more established customer bases, more comprehensive and mature intellectual property portfolios and patent protections, a more robust supply chain, including favorable contracts with suppliers and ability to influence or fully capture our key suppliers, and other resources. These competitors may also be able to more effectively identify and capitalize upon opportunities in new markets and customer trends, be better able to secure suppliers or may have priority access to suppliers, and obtain sufficient research and development operations, design, manufacturing, and fabrication solutions, foundry and assembly and test capacity than we can, which may harm our business. Competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services, or other incentives that we may be unable to match. Additionally, while we compete against many parties, we also operate in a market with a dominant incumbent. This introduces a number of competitive pressures, including that it is more challenging to gain market awareness of our products, or gain market share. A dominant incumbent also has the ability to influence the direction of the market and user community in ways that are advantageous to them. In such cases, we have less visibility to be able to accurately predict the direction of the market, and such direction may not be consistent with our strengths and roadmap. If we cannot influence the AI community to engage with our offerings instead, or if we are unable to compete effectively, or are unable to convert new customers, our business, financial condition, results of operations, and prospects may be harmed.
Additionally, customer expectations and requirements are rapidly evolving. As a result, some of our competitors may be better situated to meet changing customer needs and secure design wins. For example, our software offering is currently optimized around certain AI models, such as LLMs and multimodal vision models. Should AI model architectures significantly change, it may take us time to build out the software support, and we may lose potential or current customers and developers in the interim.
While we believe that our current processor design and associated software are optimized for a variety of AI and high-performance computing workloads, including our ability to continue to scale performance through investments in our current architectures, disruptive technologies in compute, including “more than Moore” technologies and innovations, have the potential to severely disrupt current computer processing technologies, including ours. While we continue to invest in advanced system and semiconductor techniques, and related software development, we may not be able to adapt our technologies, intellectual property, and expertise to such new paradigms, while our established competitors and new entrants specializing in such technologies may. If we are unable to innovate, participate in, and leverage such new fields, or if our solutions are not compatible with other AI solutions, our solutions may become obsolete, we may lose market share and customers, and our business, financial condition, results of operations, and prospects may be harmed.

Further, we sell a premium solution, and our competitors’ solutions may be less expensive to purchase by certain measures, which may limit the number of customers who can or will buy our product. While the market in which we operate is evolving rapidly, as it matures, AI computing solutions may become increasingly commoditized, where many different solutions become sufficient for customer requirements. Factors that may contribute to commoditization include advances in AI compute, advances in or simplifications of AI model architectures that require less sophisticated compute, and consumer preferences, which alone or in combination with other factors may lead to price erosion. If we are unable to establish and maintain a competitive lead that supports premium pricing or offset price reductions with increased sales, our business, financial condition, results of operations, and prospects may be harmed.
We may also experience discriminatory or anti-competitive practices by our competitors that may impede our growth, cause us to incur additional expense, or otherwise harm our business. For example, some of these competitors may use their market power to dissuade potential or current customers from purchasing from us or potential or current suppliers from working with us. Our competitors may also establish cooperative relationships among themselves or with third parties, make equity investments in customers and partners, or acquire companies that provide similar products or services as ours, that further their ability to create a closed ecosystem or to acquire talent. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, and strengthen or hold their market positions in an evolving industry.
Certain of our competitors have active merger and acquisition pipelines and are well-funded to inorganically accelerate their product development. In addition, companies that are strategic partners, vendors, or customers may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation has and may continue to result in stronger competitors that are better able to compete as sole-source vendors for customers. There can be no assurance that we will not be forced to engage in price-cutting or margin limiting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures. Any of these factors, alone or in combination with others, may harm our business, financial condition, results of operations, and prospects, and result in a loss of market share and an increase in pricing pressure.
The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. If we are unable to expand the application of our offerings, keep up with evolving AI technology requirements, or if new offerings we develop and introduce into the market are not successful, our business, financial condition, results of operations, and prospects may be harmed.
Our success depends on our ability to attract new customers and users to our offerings, which in turn depends on the competitiveness and desirability of our offerings. AI has been developing at a rapid pace, and continues to evolve and change. As demand continues for AI services, AI providers, including our customers, have sought increased compute capacity to enable advancements in their AI models and service the demands of end users. We expect competition to increase from both existing competitors and new market entrants with products or services that may be lower priced than ours, may be better optimized than our offerings for emerging technologies, or may provide better performance or additional features not provided by our products or services. Additionally, prospective or existing customers may influence our product roadmap by requiring features optimal for their particular use case. If we are unable to adapt to meet customers’ requirements, they may use competitive offerings or internal solutions that eliminate reliance on third-party providers. Moreover, prioritizing development of such features may require significant engineering resources and may not be compatible with the requirements of other customers, which could impact overall adoption of our platform.
In addition to releasing next generation versions of existing products, our business strategy may involve introducing new offerings to the market, which are subject to different risks and uncertainties. There can be no assurance that such new offerings will be broadly accepted. For instance, we released our inference solution in 2024, and if we fail to win broad customer adoption, we will be unable to participate in a significant segment of the AI market. Our customers, in particular for our cloud-based offerings, may also not be able to accurately forecast their AI compute needs. Accordingly, we may not be able to enter into long-term contracts or even if we do, we may be asked by customers to revise contracts later if their circumstances change. If contracts are terminated, breached, or not renewed, we may have large quantities of idle systems in our cloud, that take time to resell. In addition, if market demand for high-speed inference, including for real-time, agent-based, or other similar applications, does not exist or increase as expected, our inference solution may not be successful. The competitive landscape, customer preferences, market pressures, and technical and product challenges for new products or services may be different from our existing offerings. We can provide no assurance that new product offerings will achieve success on a timely basis, or at all. Evolving legal and regulatory landscape may also influence customer preferences. For example, prospective customers may favor closed-source AI model providers who provide indemnification against copyright infringement claims as compared to open source AI models, and such biases may change as the current cohort of AI copyright infringement litigation proceed through the courts. If our solutions do not allow us or our customers to comply with the latest regulatory requirements, sales of our solutions and services to existing customers may decrease and new customers will be less likely to adopt our offerings.

Many of our competitors use different semiconductor compute architectures, platforms, tools, and technology stacks from ours in their products and services, including some, like GPUs, that are dominant in the industry. AI model developers have and may continue to design and optimize AI models for such incumbent technologies rather than our solutions. The complexity and expense associated with our offerings generally require a lengthy customer education, evaluation, and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities. Potential customers may also be unwilling or unable to convert from legacy AI solutions to our solution, and we may be unable to attract new customers. If new technologies emerge that limit or eliminate reliance on AI cloud platform providers like us, or that enable our competitors to deliver competitive services at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete. Current customers may further be dissatisfied or stop purchasing our offerings if our products or services are not compatible with or able to be used in combination with other AI solutions, including those of our competitors.
In addition, our hardware systems require data centers with sufficient power, equipment, and cooling infrastructures, which may not be readily available to us or our customers. In the case of our cloud-based offerings, customers may require our data centers to be located in certain jurisdictions for regulatory and performance reasons, which sites may not be readily available. This may cause customers to delay purchases or delay acceptance of delivery of previously purchased goods, which may harm our financial condition and results of operations, including timing of revenue recognition.
Currently, our AI computing solution is focused on accelerating training and inference for GenAI model architectures, including LLMs and multimodal vision models. Part of our success will depend on our ability to expand the application of our solution to other areas of use, such as image and video generation models, robotics models, and world models, and new AI application areas yet to be discovered, as well as new or expanded verticals. If we are unable to service and capture such use cases, we may lose market share and not be able to grow our business.
Our offerings must also integrate with a variety of network, hardware, storage, infrastructure, and software technologies, such as physical integrations at the data centers and API integrations with customer products, and we need to continuously modify and enhance the capabilities of our offerings to adapt to changes and innovation in these technologies. If our customers widely adopt new technologies or change their product offerings, we may need to redesign parts of our offerings to work with those new technologies. These development efforts may require significant engineering, marketing, and sales resources, all of which would affect our business, financial condition, results of operations, and prospects. Any failure of our infrastructure’s capabilities to operate effectively with future technologies and software platforms could reduce the demand for our offerings. If we are unable to respond to these changes in a cost-effective and timely manner, our offerings may become less marketable and less competitive or obsolete, and our business may be harmed.
If our offerings are not widely adopted, or if we are unable to successfully develop and deploy additional go-to-market methods or expand the functional areas in which our offerings compete, our business, financial condition, results of operations, and prospects may be harmed, and we will be unable to grow our business.
We depend on third-party suppliers, including certain sole sources, and substantially all of our manufacturing services and components are procured on a purchase order basis without capacity or volume commitments, which may harm our ability to compete, meet customer demand, satisfy customer contracts or bring products to market, and our reputation, business, financial condition, results of operations, and prospects.
We operate a fabless manufacturing model that utilizes third-party suppliers, such as a third-party wafer foundry, as well as system assembly and test service providers in a number of countries, including outside the United States. We depend on one third-party foundry, Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), to manufacture our proprietary processor using its fabrication equipment and techniques. We purchase components such as servers, field-programmable gate arrays, network switches, cooling units, interconnects, and chassis, among many others, from third-party providers. Except for certain assembly, packaging, and testing steps that we perform internally, we do not assemble, test, or package our products, but instead contract with independent contract manufacturers. Most of our products are designed to be manufactured in a specific process, typically at one particular fabrication facility with particular suppliers. In addition, we source a number of the components used in our products from sole or single-source suppliers, or use a single supplier to perform certain of the processes involved in the manufacture of the products. Any dispute with a sole or single-source supplier would materially harm our ability to manufacture our products and accordingly would harm our business. In addition, some of our components, such as but not limited to our wafer, have long lead times. As a result, we are highly reliant on our suppliers, and depend on them to allocate sufficient manufacturing capacity to meet our needs, develop products of acceptable quality at acceptable yields, and deliver those products to us on a timely basis.

Further, we do not generally have long-term capacity commitments with our suppliers, including those that are sole or single-sourced. Substantially all of our manufacturing services and component orders are currently transacted on a purchase order basis, and in many instances we negotiate pricing separately for each purchase order, with our contractors and suppliers having no obligation to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. It is possible that other customers of our suppliers that are larger and better financed than we are, or have long-term agreements with these suppliers, may induce these suppliers to reallocate capacity to them, which could impair our ability to secure manufacturing, assembly, and testing capacity that we need for our products. Further, our competitors may have long-term capacity commitments with our suppliers, and our suppliers may be obligated to prioritize our competitors under these agreements when supply is limited. Our larger competitors may also leverage their market power to influence suppliers and disrupt or limit the availability of manufacturing services and components or cause fluctuations in availability and price for smaller companies in the market.
Some of our suppliers have been delayed in delivering, or have failed to deliver, products and services to us, including due to shortages in or disruptions to the necessary supply of raw materials, components, and services, logistics and transport issues, disputes, litigation, injunction, and other legal processes, and regulatory issues. We are dependent on the availability and cooperation of our suppliers to manufacture and assemble our products, and our suppliers have not provided assurances that adequate capacity will be available to us in the future. Our suppliers, including our sole or single-sourced suppliers, may choose, for any reason or no reason, including due to a dispute or failed or stalled negotiations, to cease supplying critical components or services to us. An adverse change in any critical supplier relationship may cause us to discontinue the manufacture and deployment of our products and services, including against committed delivery dates to customers, and materially harm our business, financial condition, results of operations, and prospects.
If our suppliers’ operations are curtailed or disrupted, or if they discontinue their business relationship with us, we may need to seek alternate sources of supply, which may not exist. The lead time needed to identify, qualify, and establish reliable production at acceptable yields with a new supplier is typically lengthy, and there is often no readily available alternative supplier. In addition, qualifying new suppliers is often expensive, and they may not develop products or provide services as cost-effectively as our current suppliers, which could harm our ability to price our products competitively while achieving our desired margin. These shortages and disruptions may, in turn, harm our ability to manufacture and timely deliver our products to our customers, and may cause us to breach our agreements with our customers. We have also had to qualify alternative suppliers and have experienced delays in delivering our products when existing suppliers no longer supported our requirements due to changes in their business. If one or more of our suppliers no longer manufactures our products, fails to perform its obligations in a timely manner or at satisfactory quality levels, is obligated to prioritize other entities in a constrained environment, or decides to discontinue their business relationship with us, our ability to bring products to market and to timely deliver products to our customers may be harmed.
Additionally, if our component suppliers cease to, or become unable to, manufacture a component for us, we may also be forced to make a significant “lifetime” purchase of the affected component or part from an existing supplier, in order to enable us to meet our customer demand or to re-engineer a product. Significant lifetime purchases of such discontinued components could significantly increase our inventory and other expenses, such as insurance costs, and expose us to additional risks, such as the loss of, or damage to, products that may not subsequently be available to us from an alternative source. In any such circumstances, we may be unable to meet our customers’ demands and may fail to meet our contractual obligations and may need to redesign our products. This may result in the payment of significant damages by us to our customers and our revenue may decline, harming our business, financial condition, results of operations, and prospects. We may also have excess inventory if we overestimate the “lifetime” purchase quantity, which would result in write-offs.
There are certain components in our products that require long lead times to manufacture and deliver, including the wafer for our WSE. Accordingly, we must make estimates of demand well in advance of certainty of revenue and carry sufficient working capital to pay for these and other components. In addition, the yield on components, including our wafers, is variable and thus we must account for a certain amount of waste when purchasing components. If our estimates of customer demand are ultimately inaccurate, as we have experienced from time to time, there could be a significant mismatch between supply and demand. This mismatch has in the past resulted, and may in the future result, in both product shortages and excess inventory, with a corresponding impact to our results of operations. If we underestimate our customers’ future demand for our products, our suppliers may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill orders on a timely basis or in a cost-effective manner. If we fail to fulfill our customers’ orders on a timely basis, or at all, our customer relationships could be damaged, we may lose revenue and market share and our reputation may be harmed. If we overestimate our customers’ future demand, we may have excess inventory with limited or no resale value, which would harm our business, financial condition, results of operations, and prospects. To the extent we increase our manufacturing capacity to fulfill capacity forecasts, our working capital needs will also increase.

Some of our customer agreements provide for, and future customer agreements may also require, certain remedies if we do not deliver our products and services in a timely manner or by a certain date. If our third-party suppliers do not perform services or deliver components on our expected timeline, including due to force majeure or other reasons beyond their control, we may owe damages or incur other liabilities with our customers. In addition, certain of our customers prepay for hardware purchases and are entitled to refunds of such advances in certain situations.
Prior to our wafer-scale engine, a full wafer-sized processor had not previously been successfully manufactured and commercially deployed in high volumes. We worked with TSMC to develop the processes necessary to manufacture the semiconductor wafers needed for our wafer-scale engine, which involve many complexities and proprietary technologies. We are currently dependent on TSMC to produce all of the wafers that we use in our products. We have no formalized long-term supply or allocation commitments from TSMC, and TSMC also fabricates wafers for other companies, including certain of our competitors, many of whom are significantly larger than us and purchase considerably more wafers from TSMC than we do. TSMC could reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which may result in loss of revenue opportunities, damage our relationships with our customers, and harm our results of operations and gross margin. Many of our suppliers, including TSMC, are located in areas of high geopolitical tension, such as Taiwan and South Korea, or in areas prone to natural disasters, such as earthquakes and typhoons. Any substantial disruption in TSMC’s supply of wafers to us, or in the other contract manufacturing services that we utilize, as a result of a natural disaster, climate change, water shortages, political unrest, military conflict, geopolitical turmoil, trade tensions, inflation, government orders, global pandemics or health crises, economic instability, equipment failure, or other causes, may harm our business, financial condition, results of operations, and prospects.
Our supply chain is long, complex, and global, with many interdependencies. Any significant fluctuations of supply and demand or disruption to our supply chain may harm our ability to manufacture and deliver our products to our customers.
Our products depend on many different electronic components of varying complexity and raw materials, as well as software tools for the design of our products. Accordingly, our supply chain is dependent on many aspects of the global semiconductor industry, which is highly cyclical and subject to wide fluctuations of supply and demand as a result of rapid technological change, rapid product obsolescence and price erosion, evolving standards, and frequent new product introductions, among other reasons. The industry has experienced significant downturns during recent global recessions, characterized by diminished product demand, production overcapacity, and high inventory levels. Any upturn in the semiconductor industry could result in increased competition for access to suppliers. Additionally, the impact of industry-wide trends on specific segments and suppliers is difficult to predict.
Our products have long and complex bills of materials, with several long lead time components and single-source suppliers for certain critical components. For example, TSMC fabricates all of our wafers, and switching to a different foundry would require development of new proprietary processes and technologies, which may be expensive and increase production time. Some of our suppliers are small and are unable to accommodate fluctuations in required capacity. In other cases, our requirements represent a small portion of a supplier’s business, and therefore we may not be a priority for such supplier.
Our supply chain is also subject to complex and frequently changing rules and regulations regarding global trade, such as imports, exports, tariffs, and taxes, as well as the effects of U.S. and foreign government programs and initiatives regarding the semiconductor supply chain and other geopolitical forces. For example, both the United States and China have national programs directed toward influencing the future of the global semiconductor industry, and the effects of such programs on our business are not easily predictable.
Further, force majeure and other events beyond our and our suppliers’ control, such as the COVID-19 pandemic and natural disasters such as earthquakes in Taiwan, have in the past and may in the future result in disruption to parts of our supply chain, including difficulty procuring wafers and other necessary components in a timely fashion, with suppliers increasing lead times or placing products on allocation, requiring committed, non-cancelable purchases and raised prices. Such events may excuse performance of certain suppliers but not excuse our performance to our customers, which may cause us to incur liabilities.
Transportation disruptions, such as shortages in available cargo capacity or labor availability, changes in frequency of service, and shipping channel disruptions, may also increase delivery times and costs for materials and components to our facilities, transfers of our products to our key suppliers, and may affect our ability to timely ship our products to customers. In addition, sometimes we bear the risk of loss during transportation of components from our suppliers and products to our customers.
In periods when broad fluctuations or changes in business conditions occur, it is difficult to assess the impact on our business. We have experienced substantial period-to-period fluctuations in our results of operations and expect, in the future, to experience period-to-period fluctuations in our results of operations due to these changes in business conditions.

Raw material and component price fluctuations or decreased availability of certain raw materials or components can increase the cost of our products, impact our ability to meet customer commitments, and may adversely affect our business, financial condition, results of operations, and prospects.
The cost of raw materials and components is a key element in the cost of our products, both directly and indirectly through our suppliers. Our inability to offset material price inflation may harm our business, financial condition, results of operations, and prospects. Although we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our inability to meet our supply needs would jeopardize our ability to fulfill obligations under our contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to our customer relationships. Furthermore, increases in the price of certain raw materials may result in increased production costs and may result in a decrease in our gross margins. We may choose not to, or may not be able to, pass on such price increases to our customers. In addition, because we primarily outsource manufacturing of our products, global market trends such as shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margins.
Dependency on third-party suppliers and their technology to manufacture, assemble, test, or design our products reduces our control over product quantity and quality, manufacturing yields, development, enhancement, and product delivery schedules and could harm our business.
Except for certain assembly, packaging, and testing steps that we conduct internally, we depend on third-party suppliers to manufacture, assemble, and test our products, and utilize third-party development tools for design, simulation, and verification of new products. Further, while we primarily generate intellectual property internally, we have, on occasion, leveraged certain third parties for software development purposes. We also face several other risks related to our third-party suppliers that have adversely affected or could adversely affect our ability to meet customer demand and scale our supply chain, negatively impact longer-term demand for our products and services, and harm our business or results of operations, including:
•lack of guaranteed supply of wafer, component, and capacity or decommitment and potential higher wafer and component prices, from long lead times, incorrectly estimating demand, and failing to place orders with our suppliers with sufficient quantities or in a timely manner;
•failure by our foundries or suppliers to procure raw materials or provide adequate levels of manufacturing or test capacity for our products;
•failure by our foundries to develop, obtain, or successfully implement high quality process technologies, including transitions to smaller geometry process technologies such as advanced process node technologies and memory designs needed to manufacture our products;
•failure by our suppliers to comply with our policies and expectations and emerging regulatory requirements;
•limited number and geographic concentration of global suppliers, foundries, contract manufacturers, assembly, and test providers;
•loss of a supplier and additional expense and/or production delays as a result of qualifying a new foundry or other supplier and commencing volume production or testing in the event of a loss, addition, or change of a supplier;
•disputes with or among our suppliers or prospective suppliers, including with respect to intellectual property infringement or other legal and regulatory matters;
•lack of direct control over product quantity, quality, and delivery schedules;
•responsibility or lack of recourse for loss or damage incurred while our products are in transit;
•failure of our suppliers or their suppliers to supply high-quality products and/or making changes to their products without our qualification;
•delays in product shipments, shortages, a decrease in product quality, and/or higher expenses in the event our subcontractors or foundries prioritize our competitors’ or other customers’ orders over ours;
•requirements to place orders that are not cancellable upon changes in demand or requirements to prepay for supply in advance;

•low manufacturing yields resulting from a failure in our product design or a foundry’s proprietary process technology;
•disruptions in manufacturing, assembly, and other processes due to closures related to heat waves, earthquakes, fires, or other natural disasters and electricity conservation efforts; and
•failure by our third-party software development tools to meet consumer demands for greater functionality from the design, simulation, and verification of new products or product enhancements.
The complexity of our offerings could result in delays in adoption by our customers, unforeseen expense or undetected defects, bugs, or security vulnerabilities, which may harm the market acceptance of new products and services, damage our reputation with current or prospective customers, cause significant remediation expenses, and may harm our business, financial condition, results of operations, and prospects.
Our AI computing solutions, including both hardware and software, are highly complex to design and complicated to make, involve novel manufacturing processes, and may contain defects, bugs, or security vulnerabilities or experience failures or unsatisfactory performance due to a variety of issues, including design, fabrication, packaging, materials, or use. Our offerings may contain defects when they are first introduced or as new versions or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. We shipped our first CS-1 system in 2020 and our first CS-2 system in 2021, first introduced our CS-3 system and our inference solutions in 2024, and executed our first substantial scale-up of our data center footprint in 2025. As a result, we and our customers have not had a significant amount of time to gauge the long-term performance and reliability of our offerings. If our AI solutions, third-party components used in our products, the AI models we create or train on behalf of our customers, third-party models that we host in our cloud, or our inference output contain defects, bugs, or vulnerabilities or have reliability, quality, or compatibility problems, we may not be able to successfully design workarounds or resolve the issues in a timely manner. For example, the AI models that we host or train may not generate the responses that our customers want or expect, or may be otherwise flawed, and our inference speed or throughput may be lower than what customers desire. Any defects discovered in our offerings, or any components included in our products, prior to their shipping or release could delay our ability to deliver products or services to our customers. Further, defects in our products, services, the AI models we build or help train, or the AI models that we host, may only be discovered after a product or model has been shipped, released, or used by our customers. Our offerings may also have undiscovered vulnerabilities that could be exploited by hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs, thereby exposing our customers to potential adverse consequences. Additionally, our hardware products may be difficult to repair in the field and may need to be shipped back to our facility for repair. Failures of our offerings to perform to specifications, including certain performance requirements with respect to service-level commitments in our customer agreements or issues caused by data center disruptions or failures, or other product defects, have caused us to incur, and could cause us to incur in the future, significant warranty, support, and repair or replacement costs, including credits or damages pursuant to our service-level commitments, and divert the attention of our engineering personnel from our product development efforts to find and correct the issue or to design workarounds. Further, issues with, or subpar performance of, AI models that we develop or help develop for customers, or that we host in our inference cloud, may require additional and unexpected personnel cost to remedy. In addition, delays in shipping or releasing products or training or hosting AI models or the discovery of an error or defect in new products or software after commencement of commercial shipment or release could harm our relationships with customers, as well as the perception of our brand, and may result in failure to achieve market acceptance of our offerings and harm our business, financial condition, results of operations, and prospects.
New developments and enhancements of our offerings require significant investment. Our failure to develop new or enhanced offerings and introduce them in a timely and effective manner would undermine our competitiveness.
We have invested, and expect to continue to invest, significant resources in the development of our AI compute solutions, both at a hardware and software level. For example, we periodically publish software releases that may contain significant new features or improvements, which require personnel and IT resources to develop and deploy. Similarly, we periodically develop and release new versions of our hardware, including new generations of processors at smaller process nodes and systems with state-of-the-art packaging technologies, which also requires significant financial and engineering resources, including design, fabrication, assembly, and testing costs. We introduced our inference solution in 2024, which has new software and novel techniques in computation that required significant investment.

Our failure to anticipate or timely adapt to changes in AI model architecture and other developments in AI technologies could result in our current and next generation products not meeting the most prevalent customer needs, leading to the loss of customers and decreased demand for our offerings. For instance, we have developed software kernels and made hardware design decisions that optimize for AI solutions built on autoregressive transformer architectures with higher compute demand. However, AI architecture is a rapidly evolving field, and the design cycles for our products can be long. Therefore, there can be no assurance that our solutions will be optimized for future AI workloads. Our solution currently integrates with the PyTorch machine learning framework to enable familiar programmability for developers. New deep-learning frameworks emerge periodically, and while we intend to evolve our solution to support those that become popular and widely adopted, we can provide no assurance that we will be able to support all such frameworks with existing or future versions of our software. Likewise, our inference solution was initially designed to support a limited set of leading third-party foundational models and our inference cloud offering is exposed via an OpenAI-compatible API solution. While we intend to expand the number of supported models and keep pace with industry leading model API, we must make decisions as to the order in which popular foundational models and other product features will be integrated into our solution. If we do not timely expand our inference solution to support models and product features that become popular within the AI community, our inference product may lose current and potential customers.
At the same time, the AI compute market is subject to rapid technological change, product obsolescence, design changes, and frequent new product introductions and feature enhancements. For example, continuous and rapid advances in semiconductor technology compel providers of compute to release new and improved products at a regular cadence. Failure to timely introduce new offerings that leverage the latest hardware and software advancements in computing or in AI may result in diminished relevance, decreased competitiveness, and loss of market share, which may harm our reputation, business, financial condition, results of operations, and prospects. We have experienced, and may continue to experience, difficulties in transitioning to next generation systems, including due to adopting advanced process node technologies and advanced packaging solutions. Our ability to generate usage of additional products by our customers may also require increasingly sophisticated, more costly and differentiated sales efforts and result in longer sales cycles. In addition, adoption of new products or enhancements may put additional strain on our customer support or compliance teams, which could require us to make additional expenditures related to further hiring and training. Further, the investment required to stay abreast of innovations in AI and AI compute, including research and development and intellectual property expenditures and capital investments, is substantial. If we allocate our resources incorrectly, we may impair our product development cycle and erode our competitive positioning. Resource constraints may also require us to discontinue existing products or services to support new offerings. The effects of such business model changes may be difficult to predict and may not be evident for a long period of time. If we choose to focus on the wrong products and services, it may harm our business, financial condition, results of operations, and prospects.
As a result of the rapid evolutions in AI technologies and the length of our product development cycle, we must make decisions as to where to dedicate resources and develop product functionality based on our assessment of which evolving AI technologies we think are likely to become widely adopted in the future. Our ability to successfully compete and to continue to grow our business depends in significant part upon our ability to develop, introduce, and sell new and enhanced products on a timely and cost-effective basis, and to correctly anticipate and respond to changing customer requirements. If we are incorrect in our assessments, we will have expended financial and engineering resources that may not generate revenue, and which may harm our competitive position, to the extent we do not have adequate solutions for use cases that become prevalent. Lack of market acceptance for our new products for any reason could jeopardize our ability to recoup substantial research and development expenditures and may harm our reputation, business, financial condition, results of operations, and prospects.
We have experienced, and may experience in the future, delays and unanticipated expenses in the development and introduction of new products. A failure to develop products with required feature sets or performance standards or a delay in bringing a new product or service to market may significantly reduce our return on investment as well as our sales, all of which may harm our business, financial condition, results of operations, and prospects. Delays in the development of new products and services or product and service enhancements could also benefit our competitors and allow them to achieve greater market share. We cannot assure that our future product development efforts will be successful or result in products that gain market acceptance.

If our customers do not purchase additional products from us or expand their purchases with us in the future, our business, financial condition, results of operations, and prospects could be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers continue to purchase our offerings on similar or improved terms, and that we increase the products and services our customers purchase. Our on-premises system purchases are generally handled on a purchase order basis, and customers are not otherwise required to purchase specific or additional quantities of products from us. Likewise, our cloud solutions can be purchased by developers on a pay-as-you-go model without any long-term commitments. Even when customers agree to purchase an agreed quantity of hardware products from us, we generally do not recognize revenue until shipment or delivery, depending on shipping terms, or until we have met the contractual acceptance terms. As a result, we may not generate the amount of revenue on the timeline that we expect. Moreover, our customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms. We expect this trend to continue, which we expect to adversely affect our gross margin in the near term and, should we fail to perform under these arrangements, we could also be liable for significant monetary damages. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, financial condition, results of operations, and prospects may be harmed.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our business and results of operations may be harmed.
Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle for our products, and the difficulty in making short-term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to purchase of our product, can vary substantially from customer to customer. Our sales efforts involve educating our customers about the use, technical capabilities, and benefits of our solution. Customers often undertake a lengthy evaluation of our products, which may involve not only our solution but also those of our competitors. Potential customers have and may continue to request paid proof of concept trials prior to purchase, which can be time intensive for our sales and technical personnel, and use compute capacity that could otherwise have been sold. In addition, sales to large organizations and government agencies, and in highly regulated verticals, tend to take longer to conclude because such organizations typically go through a significant evaluation and lengthy negotiation process due to their size, organizational structure, and internal approval requirements, including extensive information security requirements. We may spend substantial time, effort, and money on sales efforts without any assurance that our efforts will produce any sales. As a result, it is difficult to predict if or exactly when we will make a sale to a potential customer, or if we can increase sales to our existing customers. New product developments or releases may lead to changes in the size, quantity and complexity of our customer relationships, making it more difficult for us to predict timing of our sales or the expected impact to our results of operations. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our business, financial condition, and results of operations may be harmed.
Each individual sale tends to be large as a proportion of our overall sales, which has impacted our ability to accurately forecast revenue and manage cash flows. In addition, sales have, in some cases, occurred in later quarters than anticipated, or have not occurred at all, and within each quarter, it is difficult to predict when a transaction will close. Therefore, it is often difficult to determine whether we will meet our quarterly or annual expectations until near the end of such periods. Many of our expenses are relatively fixed or require time to adjust. If expectations for our business are not accurate, we may not be able to adjust our cost structure on a timely basis, and our margins and cash flows may differ from expectations.
The estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all, or we may not be able to service these markets in full.
Market opportunity estimates and growth forecasts, including third-party market research and internal estimates, are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. While we believe the information on which we base our market opportunity estimates and forecasts is generally reliable, such information is inherently imprecise and particularly so for a new market such as AI. Furthermore, even if the markets in which we compete meet the size estimates and growth forecasts, our business may not grow at similar rates, or at all. For example, we are in the early stages of commercializing our solutions at its current scale, and there can be no assurance that we will be able to capture any significant part of the relevant market or have the manufacturing capacity, data center commitments or other dependencies to service the market in full. Exclusivity provisions in our customer agreements also limit our ability to service certain parties in these markets. Moreover, the market for high-speed training and inference, including real-time and agent-based systems, may not exist or increase as expected. Our growth is subject to many factors, including our success in implementing our business strategy, which has many risks and uncertainties, including those described herein. If our market opportunity estimates or growth forecasts prove to be inaccurate, our future growth opportunities may be lower than we currently expect.

Any failure to offer high-quality maintenance and support services for our customers and maintain customer satisfaction may harm our relationships with our customers and, consequently, our business.
Our customers depend on our maintenance and support teams to resolve technical and operational issues with respect to our on-premises and cloud products. Our ability to provide effective customer maintenance and support is dependent on our ability to attract, train, and retain qualified personnel with AI, software programming, IT, and complex hardware maintenance experience. In particular, our hardware systems are very complex and difficult to repair in the field, with many components that are challenging and expensive to upgrade. When we sell hardware units for installation on-premises at our customers’ facilities, we may in certain circumstances provide spare units that may be used during repair downtime. Where we also provide cluster management services for hardware that we have sold, our customer agreements typically provide for service credits in the event we do not meet certain uptime requirements. Our cloud-based customer agreements may also include service credits for uptime requirements.
Additionally, growth in our customer base puts additional pressure on our customer maintenance and support teams. Our customer support and cloud operations services teams may need additional personnel to respond to customer demand. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for services. If we are unable to provide efficient, high-quality customer maintenance and support services or if we are unable to hire sufficient additional maintenance and support personnel in a timely or efficient manner, we may incur significant warranty, support, and repair, replacement, or service credit costs, and our business and our relationships with our customers may be harmed.
In addition, as we continue to grow our operations and expand outside of the United States, we need to be able to provide efficient services that meet our customers’ needs globally at scale, and our customer support and cloud operations services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If we are unable to provide efficient customer support services globally at scale, our ability to grow our operations may be harmed, and we may need to hire additional services personnel, which could increase our expenses, and negatively impact our business, financial condition, operating results, and prospects.
If we are not able to maintain and enhance our reputation and brand recognition, our business, financial condition, results of operations, and prospects may be harmed.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers and our ability to attract new customers. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations may be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers and public or investor perception, may make it substantially more difficult for us to attract new customers. Similarly, because our customers often act as references for us with prospective new customers, any existing customer that questions the quality of our work or that of our employees could impair our ability to secure additional new customers. If we do not successfully maintain and enhance our reputation and brand recognition with our customers, our business may not grow and we may lose these relationships, which may harm our business, financial condition, results of operations, and prospects.
Our semiconductor and hardware system design and manufacturing processes involve numerous technical, operational, and financial risks, including challenges associated with advanced process nodes, tape-outs, and complex packaging technologies, that could delay our product roadmap, increase our costs, and adversely affect our business, financial condition, results of operations, and prospects.
Developing high-performance processors and systems requires us to continuously transition to more advanced process node technologies and invest in increasingly complex packaging, power delivery, cooling, and integration solutions. For example, the WSE-2 was manufactured on TSMC’s 7nm process technology and the WSE-3 on TSMC’s 5nm process technology, and we expect future products to require even more advanced nodes and packaging approaches. These transitions are essential for maintaining competitiveness but involve substantial design complexity, significant engineering resources, and difficult trade-off decisions, including the opportunity costs associated with technologies we choose not to pursue. As process and packaging technologies advance, the risks, costs, and development timelines associated with semiconductor design generally increase.

We rely heavily on our foundry partner, currently TSMC, for successful transitions to next generation products and for the manufacture of all of our wafers. We cannot assure you that TSMC or any future foundry partner will be able or willing to support our product transitions on the schedules we require, in sufficient volume to meet customer demand, or at all. Transitioning to another foundry would require substantial additional development effort, increase our time to market, and could introduce new technical and supply-chain risks. In addition, we have experienced, and may continue to experience, delays in securing tape-out slots and in resolving technical issues associated with new designs. Failures or delays at tape-out, which marks the finalization of a chip design prior to manufacturing, carry particularly high impact because the process requires significant engineering time, financial resources, and close cooperation with the foundry. Tape-out failures, whether due to design flaws, manufacturing defects, or process-related issues, can require restarts of the design cycle, increase costs, reduce yields, and delay product launches.
Our advanced wafer-scale architecture also requires continual innovation in power delivery, cooling, input/output integration, and other aspects of advanced packaging. As we push the limits of power density, thermal management, and interconnect complexity, we may encounter fundamental constraints that require new engineering solutions. If we fail to develop such solutions on the required timeline, or at all, we may be unable to meet our product-roadmap objectives or deliver next-generation products. Reduced manufacturing yields, delays in product deliveries, higher development and production expenses, or an inability to introduce competitive next-generation products could harm our customer relationships, reputation, business, financial condition, results of operations, and prospects.
Issues relating to the responsible use of our technologies may result in reputational or financial harm and liability.
As with many new emerging technologies, AI presents risks and challenges and increasing ethical and legal concerns relating to its responsible use that could affect the adoption of AI, and thus our business. Concerns relating to the responsible use of new and evolving technologies in our offerings may also result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. For instance, we offer AI model services in which we develop proprietary AI models with and on behalf of our customers, as well as open-source AI models that we or our customers make generally available to the community. We may not have insight into, or control over, how our customers and other third parties use or deploy the AI models that we trained or assisted in training, or that were trained using our computing solutions, or that we otherwise make available to customers. We do not control how others, including customers, use AI models that we develop or make available. We also cannot fully control how users interact with our inference solution, including whether they may breach our terms of use or that of third-party model providers with which we integrate or host. If we enable or offer AI models that draw controversy due to their perceived or actual impact on society, including, for example, AI models that have unintended consequences, infringe intellectual property rights or rights of publicity, disseminate illegal, inaccurate, defamatory, or harmful content, or are controversial because of their impact on human rights, privacy, cybersecurity, employment or other social, economic or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models, we may experience brand or reputational harm, competitive harm, financial harm, or legal liability. Complying with multiple laws, statutes, regulations, guidelines, self-regulatory frameworks, and industry standards from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with applicable legal requirements. Compliance with existing and proposed government regulation of AI, including in jurisdictions such as the European Union (the “EU”), may also increase the cost of related research and development and compliance, and create additional reporting or transparency requirements. In addition, unfavorable developments with evolving laws and regulations worldwide related to AI, such as those laws that may pause or inhibit continued development or adoption of AI, may limit global adoption, reduce demand for our offerings, increase our costs to provide our offerings, impede our strategy, and negatively impact our long-term expectations in this area. For example, given the adoption of the EU’s Artificial Intelligence Act (the “AI Act”), which went into force in August 2024, and AI-related laws in the United States, including the Colorado Artificial Intelligence Act (the “Colorado AI Act”), we anticipate that there will continue to be significant developing laws and regulations with respect to AI as the AI industry continues to develop. Changes in AI-related regulation may disproportionately impact and disadvantage us and require us to change our business practices, which may harm our results of operations. Our, our customers, or others’ failure to adequately address any of the foregoing concerns or regulations relating to the responsible use of AI may undermine public confidence in AI and slow adoption of our offerings or harm our reputation or business, financial condition, results of operations, and prospects.
Events outside of our control, adverse economic conditions, or economic uncertainty may harm our business, financial condition, results of operations, and prospects.
Disruptive and/or unpredictable global events beyond our control (such as geopolitical conflict or terrorism, including the ongoing conflicts between Russia and Ukraine and in the Middle East, global pandemics or health crises, natural disasters, or labor unrest) may increase the severity of political and economic volatility around the world, and could result in a protracted localized or widespread decrease in demand for our products. In particular, the war in the Middle East, where our strategic partners G42 and MBZUAI are headquartered, may negatively impact our business, including exposing local infrastructure and operations to heightened risk. This decrease in demand, depending on its scope and duration, could significantly impact and harm our business, financial condition, results of operations, and prospects over the short and long-term.

Additionally, many of our suppliers, including our sole source of wafers, TSMC, are located in areas of high geopolitical tension, such as Taiwan and South Korea, or in areas prone to natural disasters such as earthquakes and typhoons. Similarly, the potential for military conflict between China and Taiwan could have negative impacts on the global economy, including by affecting the supply of semiconductors from Taiwan, contributing to higher energy prices and creating uncertainty in the global capital markets. Any substantial disruption in TSMC’s supply of wafers to us, or in the other supply services that we utilize, as a result of a natural disaster, climate change, water shortages, political unrest, military conflict, geopolitical turmoil, trade tensions, government orders, medical epidemics, economic instability, equipment failure or other causes, could materially disrupt our operations, may harm our customer relationships, business, financial condition, results of operations, and prospects. Further, in 2025, a significant majority of our revenue was generated from customers headquartered in the United Arab Emirates. Recent wars, political instability, and protests in the Middle East have caused significant disruptions to many industries. Conflict, political instability, and social unrest in, policy changes (including by the U.S. government as well as the governments of other countries in which we operate) with respect to, or negative public sentiment toward, the Middle East may significantly harm our business, financial condition, results of operations, and prospects.
Further, adverse macroeconomic conditions, including a general slowdown in the United States or global economy or in a particular region or industry, inflation, recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, new or increased trade tariffs, or an increase in trade tensions with United States trading partners, may harm our business, financial condition, results of operations, and prospects. In particular, the imposition of tariffs, trade controls, border taxes, or other barriers to trade may directly or indirectly impact our business, financial condition, results of operations, and prospects. For example, the 2025 U.S. announcement of tariffs on imported goods from many countries and the announcement of retaliatory tariffs from select countries has contributed to volatility in the markets, and has and may continue to negatively impact our costs. A deterioration in economic conditions may cause our customers to reduce, delay or forego technology spending, including spending on our products. Significant inflation may increase our costs and expenses, which we may choose not, or not be able to, pass on to our customers. In addition, uncertainty about, or a decline in, global or regional economic conditions may have a significant impact on our suppliers, some of which are located outside the United States. If customers or prospective customers elect not to purchase our offerings as a result of a weak economy or rising inflation and increased costs or otherwise, or our suppliers are unable to continue supplying our products, our business, financial condition, results of operations, and prospects may be harmed. There can be no assurance that we will be able to mitigate the impacts of the foregoing or any future changes in global trade dynamics on our business. Potential effects include financial instability, inability to obtain credit to finance operations and insolvency.
Pricing for the current generation of our existing products often decreases over time, which may harm our business, financial condition, results of operations, and prospects.
We launched the CS-3 in 2024 and no longer manufacture the CS-2. In the future, we expect to release new generations of our AI compute system, which may require us to reduce prices of then-current systems in anticipation of such releases. In addition, customers may delay purchasing an existing system, or cloud compute capacity associated therewith, in anticipation of our release of a next generation or newer, more advanced system. Our business, financial condition, results of operations, and prospects may be harmed by a decline in the pricing for the current generation of our existing products. Additionally, as competition increases in our target markets, we may need to reduce the prices of our existing products and services in anticipation of competitive pricing pressures, new product introductions by us or our competitors, new generations of such existing products, or for other reasons. If we are unable to offset any reductions in pricing for existing products by increasing our sales volumes, decreasing costs, or introducing new products or services or new product generations of such existing products with higher margins, our business, financial condition, results of operations, and prospects may be harmed. To maintain our results of operations, we must develop and introduce new products and services, next-generation products, and product enhancements on a timely basis and continually reduce our costs as well as our customers’ costs. Failure to do so may harm our business, financial condition, results of operations, and prospects.
Risks Related to Operations
Our business and operations have experienced significant growth, and if we do not effectively manage our growth, or are unable to improve our systems and processes, our business, financial condition, results of operations, and prospects will be harmed.
We have grown rapidly since we were founded in 2016. For example, our total headcount has grown to 784 people as of March 31, 2026, and we have employees located in the United States, Canada, India, and other countries. Our customer base has also grown and we expect it to continue to grow. The rapid growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources.

To manage future growth effectively, we will need to expand and improve our operating, financial, IT and other administrative systems, controls, and procedures, and continue to manage headcount expansion and capital in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, processes, controls, and procedures in a timely or efficient manner. Any failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the significant growth of our business or otherwise, may result in our inability to manage the growth of our business or to accurately forecast our revenue, expenses and earnings, or to prevent certain losses or replace anticipated revenue that we do not receive as a result of delays arising from these factors. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our results of operations and financial condition and could adversely impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Accordingly, our results of operations in future reporting periods may be below the expectations of investors.
We will also face increased compliance costs associated with growth and the expansion of business, particularly as we expand into new countries, if the number of our government customers increases, and as a public company. We have encountered and expect to continue to encounter additional risks and difficulties frequently experienced by growing companies in rapidly changing industries, including effectively managing increasing expenses, and allocating valuable financial and other resources as we continue to grow our business. If we do not manage these risks successfully, our business, financial condition, results of operations, and prospects will be harmed.
We are subject to the risks associated with conducting business operations outside the United States, which may harm our business.
In addition to our U.S. operations, we also have international operations. We have foreign subsidiaries in Canada and India, and a smaller number of employees in several other countries, including the United Arab Emirates. In addition, we are planning to expand our data center locations to multiple geographies. We also on occasion provide services at our customers’ facilities, including those not located in the United States, and engage in sales and marketing efforts in many foreign jurisdictions. International activities are subject to the uncertainties associated with international business operations, including global laws and regulations, economic sanctions, tax laws and regulations, privacy laws, export and import regulations, duties, tariffs, and other trade restrictions and barriers, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for intellectual property, and our ability to acquire and retain local employees, any of which may harm our business, financial condition, results of operations, and prospects. Our business, financial condition, results of operations, and prospects may also be harmed in the event of political conflicts, economic crises, wars, or other changes in international relations affecting countries where our subsidiaries, manufacturers, suppliers, and customers are located.
A deterioration in relations between the United States and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, may result in the adoption or expansion of trade restrictions, including economic sanctions and export license requirements, that may harm our business.
We plan to expand our international operations, including to jurisdictions where we have limited operating experience and may be subject to increased business and economic risks that may harm our financial condition and results of operations.
We plan to continue the international expansion of our business operations. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our offerings. If we fail to deploy or manage our operations in these countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
•political, social, and/or economic instability, including as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East;
•risks related to governmental regulations in foreign jurisdictions and unexpected changes in regulatory requirements and enforcement;
•existing trade laws and regulations, including those related to exports and deemed exports of U.S. technology;
•changes in trade relationships, including the imposition of new trade restrictions and sanctions, trade embargoes, trade protection measures, export or import requirements, entity lists, tariffs, quotas, and other trade barriers and restrictions, including those related to the ongoing trade disputes between China and the United States;
•fluctuations in currency exchange rates;
•higher levels of credit risk and payment fraud;

•enhanced difficulties of integrating any foreign acquisitions;
•burdens of complying with a variety of foreign laws;
•reduced protection for intellectual property rights in some countries and practical difficulties in enforcing intellectual property and other rights outside the United States;
•difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations and subsidiaries;
•new and different sources of competition;
•different regulations and practices with respect to employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain international jurisdictions;
•different regulations and practices with respect to real property, data center leases, power and utilities, and environmental matters;
•compliance with statutory equity requirements; and
•management of tax consequences.
If we are unable to manage the complexity of our global operations successfully, our results of operations and financial condition may be harmed.
Our business and ongoing expansion depend on attracting and retaining qualified personnel, especially our engineering and technical personnel.
Our success depends in large part on our ability to attract and retain highly qualified personnel. We strive to employ talented engineering and technical personnel, as well as effective sales, marketing, finance, and support employees, all of which are in high demand. Maintaining our brand and reputation, as well as a diverse and inclusive work environment that enables all our employees to thrive, is important to our ability to recruit and retain employees. There is intense competition for highly qualified technologists in the AI industry, particularly in the San Francisco Bay Area, where our headquarters are located, as well as in Toronto, Canada and in Bangalore, India, where we also have offices. We use various measures, including offering competitive salaries and benefits and an equity incentive program, to attract and retain the personnel we require to operate and grow our business effectively. However, these measures may not be sufficient, and our employees may decide not to continue working for us and leave us with little or no notice. Many of our competitors are significantly larger than we are, with greater financial resources and publicly traded stock, and may be able to offer more attractive compensation packages than we can, particularly with regard to equity compensation. As a result, it may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Our ability to attract, retain and motivate employees may be adversely affected by declines in the price of our Class A common stock. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. In addition, some of our employees are employed with us on temporary work visas, and any change in U.S. or other countries’ immigration laws affecting their status or such visas may make it difficult to retain such individuals or hire new personnel. The loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees could harm our ability to develop and sell our products, as well as our results of operations, and impair our ability to expand and grow our business.
As our company grows and evolves, we may need to implement more complex organizational management structures, adapt our corporate culture and work environments, streamline our organization, or adjust the size and structure of our workforce to scale for the future and execute our long-term growth plan. If we fail to attract new personnel, or to retain and motivate our current personnel, our business, financial condition, results of operations, and prospects could be harmed.

The loss of one or more members of our senior management team could harm our business.
We currently depend on the continued services and contributions of our senior management team, particularly the services of our co-founders. The members of our senior management team and co-founders are at-will employees, which means that each person could resign or could be terminated for any reason at any time. Members of our senior management team are critical to the management of our company and instrumental in the development of our technology and our strategic direction, and should one or more of such persons stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement. We also do not maintain any key person life insurance policies. The loss of the services of any of them, other members of senior management, or members of our senior technology personnel, could disrupt our operations, hamper our ability to implement our business strategy, and harm our business, financial condition, results of operations, and prospects.
We may seek to expand our business through the acquisition of complementary businesses or technologies. Any future acquisitions and investments may disrupt our business and harm our financial condition and results of operations.
We may seek to expand our business and the products and services we offer, or our employee base through the acquisition of complementary businesses and technologies. We also may enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control, including approvals related to foreign investments and acquisitions. In addition, we have not previously acquired another business. Even if we are able to identify a suitable acquisition or investment target, we may not be able to complete the acquisition on commercially reasonable terms or at all. We may expend a significant amount of time and incur significant out-of-pocket costs, as well as divert management attention, in connection with an acquisition that is not ultimately completed. If an acquired business fails to meet our expectations, our business, financial condition, results of operations, and prospects may be harmed.
In the event we do consummate an acquisition, we face a number of risks as a result, including:
•diversion of management time and focus;
•coordination of research and development and sales and marketing functions;
•retention and motivation of key employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company;
•integration of the acquired company’s accounting, management information, human resources, and other administrative systems and processes;
•difficulty achieving the anticipated synergies of the transaction;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement, violation, or misappropriation claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.
Our failure to address these risks or other problems encountered in connection with acquisitions could cause us to fail to realize the anticipated benefits of these acquisitions, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of substantial amounts of debt, which could have terms that impose significant restrictions on our business, contingent liabilities, amortization expenses, incremental operating expenses, or the impairment of goodwill, any of which may harm our business, financial condition, results of operations, and prospects.

Our business is subject to the risks of earthquakes, fire, power outages, floods, and other natural disasters and catastrophic events, and to interruption by man-made problems such as war and terrorism.
A significant natural disaster or other catastrophic event, such as an earthquake, fire, flood, power outage, telecommunications failure, cyber-attack, war, terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, pandemic, or other public health crisis, or other catastrophic occurrence may harm our business, financial condition, results of operations, and prospects. Our principal corporate offices and a significant number of our employees, as well as data centers in which we have deployed our products, are located in the San Francisco Bay Area, a region known for seismic activity. Geopolitical changes between China and Taiwan could also disrupt the operations of our Taiwan-based third-party wafer foundry and other suppliers, negatively impact delivery of products, and harm our business, financial condition, results of operations, and prospects. Furthermore, escalation of geopolitical tensions, including as a result of escalations in the ongoing conflicts between Russia and Ukraine and in the Middle East, could impact our business, especially given our customer concentration and personnel in the United Arab Emirates. These conflicts could also have a broader impact that expands into other markets where we do business, which may harm our business, vendors, partners, customers, or the economy as a whole. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services or disruptions in our activities or the activities of our suppliers, manufacturers, partners, customers, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem may harm our business, financial condition, results of operations, and prospects.
Risks Related to IT Systems, Cybersecurity, and Intellectual Property
Our business is dependent upon the proper functioning of our internal business processes and IT systems, including those in our data centers, and modification or interruption of such systems may disrupt our business, processes, and internal controls.
We rely on a number of internal business processes and IT systems to support key business functions, including our supply chain and inventory management systems, and the efficient operation of these processes and systems is critical to our business. Our business processes and IT systems need to be sufficiently scalable to support the growth of our business and may require modifications or upgrades that expose us to a number of operational risks. As such, our IT systems will continually evolve and adapt in order to meet our business needs. These changes may be costly and disruptive to our operations and could impose substantial demands on management time. These changes may also require changes in our IT systems, modification of internal control procedures and significant training of employees and third parties, as well as other resources. We continuously work on simplifying our IT systems and applications through consolidation and standardization efforts. There can be no assurance that our business and operations will not experience any disruption in connection with this transition. Our IT systems, and those of our third-party IT providers or business partners, may also be vulnerable to damage or disruption caused by circumstances beyond our control including catastrophic events, power anomalies or outages, natural disasters, viruses or malware, cyber-attacks, insider threat attacks, unauthorized system or data modifications, data breaches and computer system or network failures, exposing us to significant cost, reputational harm and disruption or damage to our business. In addition, as our IT environment continues to evolve, we are embracing new ways of communicating and sharing data internally and externally with customers and partners using methods such as mobility and the cloud that can promote business efficiency. However, these practices can also result in a more distributed IT environment, making it more difficult for us to maintain visibility and control over internal and external users, and meet scalability and administrative requirements. If our security controls cannot keep pace with the speed of these changes or if we are not able to meet regulatory and compliance requirements, or if we are unable to address any of the concerns described above, our business financial condition, results of operations, and prospects may be harmed.

Any failure of our IT systems or those of one or more of our IT service providers, business partners, vendors, suppliers, or other third-party service providers, including data center providers, or any other failure by such third parties to provide services to us may negatively impact our relationships with customers and harm our business.
Our business depends on various IT systems and outsourced IT services. We rely on third-party IT service providers, business partners, vendors, suppliers, and cloud-based service providers to provide critical IT system, corporate infrastructure, and other services and are, by necessity, dependent on them to adequately address cybersecurity threats to, and other vulnerabilities, defects, or deficiencies of or in their own systems. This includes infrastructure such as electronic communications, finance, marketing, and recruiting platforms and services such as IT network development and network monitoring, and third-party data center hosting of our systems for our internal and customer use. We do not own or control the operation of the third-party facilities or equipment used to provide such services. Our third-party vendors and service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, including with respect to service levels and cost, or at all, we may be required to transition to a new provider, and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such vendors or cloud-based service providers, the nature and extent of which are difficult to predict, may harm our business. Since we cannot easily switch vendors and cloud-based service providers, any disruption with respect to our current providers would impact our operations and our business may be harmed. Furthermore, our disaster recovery systems and those of such third parties may not function as intended or may fail to adequately protect our business information in the event of a significant business interruption. Any termination, failure, or other disruption of any of such systems or services of our third-party IT providers, business partners, vendors, suppliers, and cloud-based service providers could lead to operating inefficiencies or disruptions, which could harm our business, financial condition, results of operations, and prospects.
Product, IT system security, network, and data protection breaches, as well as cyber-attacks, incidents, or other unauthorized access to, or disclosure or other processing of, our proprietary, confidential, or sensitive information, including personal information, may disrupt our operations, reduce our expected revenue, increase our expenses, and harm our business and reputation.
In the ordinary course of our business, we and our third-party providers collect, store, and otherwise process confidential and sensitive information, including personal information about individuals such as our employees and customers as well as proprietary business information and intellectual property. We also process training and inference data provided to us by our customers and users, which may include personal information. This data, including the personal information, is processed on our IT systems as well as those provided by certain third-party providers upon whom we rely for critical services such as cloud-based infrastructure, encryption and authentication technology, employee email and other functions.
We and our providers face various evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT systems and data, including sensitive, proprietary, and personal information, that we process or that is processed on our behalf. These risks include physical or electronic break-ins, security or cybersecurity breaches, incidents and disruptions, computer malware, social-engineering attacks/phishing, ransomware, denial-of-service attacks, employee theft, misuse, or other malfeasance by insiders, human or technological error (such as software bugs, server malfunctions, hardware, or software failures), loss of data or other IT assets, and other cyber-attacks by threat actors.
Individuals, groups of hackers, and sophisticated organizations, including nation-states and nation-state-supported actors, terrorists, criminals, competitors, and other threat actors, have engaged and are expected to continue to engage in cyber-attacks. The techniques employed in such attacks (such as the use of emerging AI technologies), which we may not recognize until launched against a target or which may be difficult to discover for an extended period, change frequently and are becoming increasingly sophisticated, making it more difficult to successfully detect, defend against them or implement adequate preventative measures. We may also experience cybersecurity breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Such cyber-attacks and other cybersecurity breaches, incidents, or disruptions may continue to evolve in frequency, sophistication, and volume, and may be difficult to detect for long periods of time. Any of the foregoing breaches, incidents, or disruptions may compromise our networks, IT systems, or applications, or the data collected or processed on such systems, causing interruptions, delays, loss, or other operational malfunctions, which in turn could harm our business, financial condition, results of operations, and prospects.

Certain aspects of effective cybersecurity are dependent upon our employees, contractors, or other third-party service providers safeguarding our sensitive information and adhering to our security policies and access control mechanisms, and we may face cybersecurity threats due to error or intentional misconduct by such employees, contractors, or other third-party service providers. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, due to geopolitical conflicts and during times of war or other major conflicts, we and the third parties we rely upon may be vulnerable to a heightened risk of cyber-attacks that could materially disrupt our ability to provide services and products.
Like many other companies, we and our third party providers have in the past, and may experience in the future, actual or attempted security incidents, cyber-attacks, or other unauthorized access to, or disclosure or other processing of, our proprietary, confidential or sensitive information, including arising from a failure to properly handle IT systems and the data that is processed through them, including personal information, or to adhere to our security policies and access control mechanisms and, although no such events have had a material adverse effect on our business to date, there can be no assurance that we will not have a materially adverse incident in the future. To defend against security incidents, we must continuously engineer more secure products and enhance security and reliability features. We must also continue to develop our security measures, including training programs and security awareness initiatives, as well as vendor management processes, designed to ensure that we and our suppliers have appropriate security measures in place, and continue to meet the evolving security requirements of our customers, applicable industry standards, and government regulations. While we invest in training programs and security awareness initiatives and take steps to detect and remediate vulnerabilities, we may not always be able to prevent threats or detect and mitigate all vulnerabilities in our security controls, systems, or software, including third-party software we have installed, as such threats and techniques change frequently and may not be detected until after a security incident has occurred.
Further, we cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable vulnerabilities, defects, or bugs that could result in a breach of or disruption to our IT systems, including our products and services, or the third-party IT systems that support our services. We may also incorporate third-party data into our AI algorithms or use open-source datasets to train our algorithms. These datasets may be flawed, insufficient, or contain certain biased information, contain information (including intellectual property and confidential, proprietary, or personal information) for which the third party did not have appropriate rights, and may otherwise be vulnerable to security incidents, or negatively affect safety, security, and other functioning of our AI compute solutions. We may have limited insight into the data privacy or security practices of third-party suppliers, including with respect to our AI models. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security or legal compliance measures in place or sufficient rights in the underlying data to make them available. In addition, if one of our third-party suppliers suffers a security incident, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security incident. Finally, we may experience delays in developing and deploying remedial measures designed to address identified vulnerabilities on our IT systems or those of our third-party providers. These vulnerabilities could, if exploited, result in a security incident.
Actual or perceived breaches of our security measures or unapproved access to our dissemination of proprietary, confidential, or sensitive information, including personal information, about or by us or third parties, could expose us and the parties affected to a risk of loss, or misuse of this information, potentially resulting in litigation (including class actions) and subsequent liability, regulatory inquiries or actions including potential penalties and fines, additional reporting requirements or other oversight, restrictions on processing data, indemnification obligations, being required to provide credit monitoring or identity-theft prevention services, diversion of funds, diversion of management attention, financial loss, loss of data, material disruptions in our systems and operations, supply chain, and ability to produce, sell and distribute our offerings, damage to our brand and reputation or erosion of confidence in the effectiveness of our security measures, or significant incident response, system restoration or remediation, and future compliance costs or other harms, which may harm our business, financial condition, results of operations, and prospects. Applicable data privacy and security obligations may also require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, and investigations into and mandatory disclosures with respect to such incidents could be costly and lead to negative publicity.
While our insurance policies include liability coverage for certain of these matters, subject to retention amounts that could be substantial, if we experience a significant security breach, incident or disruption, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, financial condition, results of operations, and prospects.

Failure to obtain, maintain, protect, or enforce our intellectual property rights could harm our brand, business, and results of operations.
We regard the protection of our intellectual property as critical to our success. We strive to protect our intellectual property rights by relying on a combination of patent, trademark, trade secret, copyright, unfair competition and other related laws in the United States and internationally as well as confidentiality procedures and contractual provisions to protect and establish our rights in our intellectual property, including our proprietary technologies and know-how. We spend significant resources to monitor and protect our intellectual property rights, including monitoring the unauthorized use of our products, but even with significant expenditures, we may not be able to protect the intellectual property rights that are valuable to our business. In particular, we are unable to predict or assure that:
•our intellectual property rights will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party intellectual property rights licensed to us, be licensed to others;
•our intellectual property rights will provide competitive advantages to us;
•rights previously granted by third parties to intellectual property licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our intellectual property rights or hinder the settlement of currently pending or future disputes;
•any of our pending or future patent, copyright, or trademark applications will be issued or have the coverage originally sought;
•we will be able to enforce our intellectual property rights in certain jurisdictions where competition is intense or where legal protection may be weak; or
•we have sufficient intellectual property rights to protect or continue to offer our offerings or operate our business.
We pursue the registration of our patents, trademarks, service marks, and domain names in the United States and in certain foreign jurisdictions. We cannot guarantee that any current or future pending patent applications will be issued to have the coverage originally sought, and even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. Additionally, our patents could be opposed, contested, narrowed, circumvented, challenged, abandoned, or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The patent prosecution process is expensive, time-consuming, and complex, and we have not in the past, and may not in the future be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Since we may not have sufficient resources or capital to pursue patent registration for our patentable technology, our competitors could gain a competitive advantage if we fail to adequately protect such technologies as trade secrets such that a competitor could develop similar technologies and pursue and obtain patent registration for those technologies that would exclude us from continuing to use the patented technology, even if the technology was initially proprietary to us. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies. Even if we do timely seek patent protection, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance, and as a result we can give no assurance that any patents that we have issued or may have issued in the future will protect all significant aspects or components of our current and future products or services, will provide us with any competitive advantage, or will not be challenged, invalidated or circumvented in the future. Furthermore, we may not be able to obtain or maintain patent applications and issued patents due to the subject matter claimed in such patent applications and issued patents being in disclosures in the public domain. In addition, when patents expire, we lose the protection and competitive advantages they originally provided to us.

Additionally, we believe that our success also depends on the technical expertise we have developed in designing, testing, and manufacturing products, and we rely on confidential and proprietary information to develop and maintain our competitive position. As a result, we also typically enter into confidentiality and invention assignment agreements with our employees, contractors, and business partners in order to limit access to, and disclosure and use of, our proprietary information. However, we cannot guarantee we have entered into such agreements with each party that has or may have had access to our trade secrets, confidential or proprietary information, or technology, including our AI offerings. Even if entered into, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation, infringement, violation, dilution, or disclosure of our confidential or proprietary information or technology, including our AI solutions, trade secrets, or intellectual property rights, or deter independent development of similar or competing technologies by others. We have entered into, and may continue to enter into, co-development or collaboration agreements with vendors, customers, and partners where we collaborate closely with such counterparty and may expose our intellectual property to such counterparty or be exposed to their intellectual property. While such agreements may contemplate the allocation of risk and ownership of intellectual property that may be jointly, or appear to be jointly, conceived, we and our counterparty may dispute how such provisions are applied to specific facts or tightly integrated products. Such disputes may lead to litigation, injunctions, or other legal proceedings, and harm our intellectual property rights and business.
Obtaining and maintaining effective intellectual property rights, including the costs of defending our rights is expensive. We have obtained a number of provisional and issued patents, and are seeking additional patent protection, and to register our trademarks and domain names in the United States and in certain foreign jurisdictions. These processes are expensive and may not be successful in all jurisdictions or for every such application, and we may not pursue such protections in all jurisdictions that may be relevant. Further, effective intellectual property protections may not be available in every country in which we offer our products or services, and even where present, the laws of such countries may not recognize intellectual property rights or protect them to the same extent as their equivalents in the United States. Additionally, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Any of the foregoing could make it difficult for us to stop the infringement, misappropriation, dilution, or other violation of our intellectual property or marketing of competing products or services, and any failure to obtain or maintain adequate protection of our trade secrets or other intellectual property rights may harm our competitive position and may harm our business, financial condition, results of operations, and prospects.
Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights, or determine the validity and scope of proprietary rights claimed by others. Any actual or threatened litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which may harm our business, financial condition, results of operations, and prospects. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill and if we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which may harm our brand and our business. There may be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks, and as a result, we may incur significant costs in enforcing our trademarks against those who attempt to imitate the “Cerebras” brand and other valuable trademarks and service marks. If we fail to maintain, protect, and enhance our intellectual property rights, our brand, business, and results of operations may be harmed.
Further, we may acquire companies with intellectual property that is subject to certain licensing obligations or restrictions. These licensing obligations may extend to our own intellectual property following any such potential acquisition and may limit our ability to assert, protect, enforce, or otherwise use our intellectual property rights. From time to time, we may pursue litigation to assert our intellectual property rights, including, in some cases, against our customers and suppliers, where we believe they have infringed, misappropriated, or otherwise violated any of our intellectual property rights. Conversely, third parties have in the past pursued and may in the future pursue intellectual property litigation against us. Claims of any of the foregoing could also harm our relationships with our manufacturers and customers and might deter future manufacturers and customers from doing business with us. Furthermore, an adverse decision in any such legal action may result in material expense and limit our ability to assert or enforce our intellectual property rights and limit the value of our products and services, which may otherwise harm our business, financial condition, results of operations, and prospects.
Our ability to design and introduce new offerings in a timely manner includes the use of certain third-party intellectual property.
In the design and development of new and enhanced offerings, including AI computing solutions, we rely on certain third-party intellectual property, such as development and testing tools for certain hardware and software. Further, we have, on occasion, leveraged third parties for software development and have partnered with vendors on aspects of hardware and process development. Furthermore, certain of our product features may rely on intellectual property acquired from third parties that incorporate into our hardware or software. The design requirements necessary to meet customer demand for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development or testing tools available to us. If the third-party intellectual property that we use becomes unavailable, is not available with required functionality or performance in the time frame or price point needed for our new products or fails to produce designs that meet customer demands, or laws are adopted that affect our use of third party intellectual property in certain regions or products, our business, financial condition, results of operations, and prospects may be harmed.

We may face claims of intellectual property infringement, misappropriation, dilution, or other violations, which could be time-consuming or costly to defend or settle, result in the loss of significant rights or harm our relationships with our customers or reputation in the industry.
Third parties have in the past, and may in the future, assert against us their patent and other intellectual property rights to technologies or information that are used in or are important to our business, which may be time consuming and costly to defend or settle, and may result in lengthy trials and injunctions that limit our ability to sell our products and conduct our business. We have in the past received, and may receive in the future, particularly as a public company with an increased profile and visibility, communications from others alleging our infringement, misappropriation, dilution, or other violation of intellectual property rights. Intellectual property claims may be asserted by third parties, vendors, customers, or partners, and may be asserted against us directly or against our vendors, customers, or partners. Claims against our vendors may also lead to infringement exposure of our products, and claims against our customers may lead to indemnification claims, which are often uncapped. In addition, in the event that we recruit employees or contractors from other companies, including certain potential competitors, and these employees or contractors are involved in the development of products that are similar to the products they assisted in developing for their former employers, we may become subject to claims that such employees or contractors have used or disclosed trade secrets or other proprietary information in an unauthorized manner. We may also in the future be subject to claims by our third-party suppliers, employees, or contractors asserting an ownership right in our issued patents, pending patent applications or other intellectual property, including our AI solutions, as a result of the work they performed on our behalf, or claims for indemnification by our customers who are subject to infringement or other claims by third parties.
While we do not license for profit, sell access to, or otherwise derive revenue directly from the use of AI models, we have trained AI models on publicly available datasets, similar to many other developers of AI models, and released certain of such models to the community under certain open-source licenses. We also provide AI model services to our customers, where we leverage our expertise to help customers train their models with architectures, parameter sizes, and data sets and types of their choosing, which may include publicly available or proprietary data sets or a combination of both. The act of such training necessarily involves transmission and use of certain data on our systems. Like other developers of AI models who are subject to litigation and other disputes arising from the training, fine-tuning, use, or development of AI models, we are currently and may in the future be subject to lawsuits alleging that we reproduced, copied, displayed, distributed, or made derivative works of, or otherwise misused copyrighted materials to train our or our customers’ AI models without the authorization of the relevant copyright owners, or otherwise infringed third-party proprietary rights in training data, including rights of publicity. However, this remains an unsettled area of U.S. law and U.S. courts are currently weighing a number of lawsuits involving claims that the reproduction of data for training AI models, or the use of AI models trained on copyrighted data, infringes the rights of copyright holders. In addition, we have and may continue to fine-tune certain third-party AI models. While we believe we are in compliance with the applicable license terms of such models, the interpretation of such licenses may vary, and we may be subject to claims that we have violated the terms of such licenses.
Claims that our offerings or processes infringe, misappropriate, dilute, or otherwise violate third-party intellectual property rights, regardless of their merit or resolution, could be time-consuming or costly to defend or settle and could divert the efforts and attention of our management and technical personnel. Infringement claims also could harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we would prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:
•cease the manufacture, use, or sale of the infringing offerings or processes;
•pay substantial damages for infringement, misappropriation, dilution, or other violation, including enhanced damages for any willful infringement;
•expend significant resources to develop non-infringing offerings or processes, which may not be successful;
•license certain components or data from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
•cross-license our offerings to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or
•pay substantial damages to our customers or end-users to discontinue their use of or to replace infringing product or process sold to them with non-infringing offerings or processes, if available.

Additionally, even if successful in any such proceedings, our rights in our offerings and other intellectual property may be invalidated, encumbered, narrowed, or otherwise diminished. Moreover, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Any of the foregoing results may harm our business, financial condition, results of operations, and prospects. Litigation against our customers as a result of third-party claims of intellectual property infringement could trigger indemnification obligations under some of our agreements, which could result in substantial expense to us, and which may materially harm our business, financial condition, results of operations, and prospects.
Certain of our intellectual property has been and may be developed under research agreements with U.S. government entities, and may be subject to federal regulations that limit our exclusive rights in certain circumstances.
Certain of our intellectual property that generally pertains to applications outside of our offerings in the AI computing market has been and may be developed under contracts with U.S. government entities. As a result, the U.S. government may have certain rights to intellectual property that we use in our current or future products pursuant to the Bayh-Dole Act of 1980, as amended (the “Bayh-Dole Act”) or as otherwise required by our contractual arrangements. Under the Bayh-Dole Act, U.S. government rights in certain “subject inventions” developed under such contracts include a nonexclusive, non-transferable, and irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to these inventions to the U.S. government or a third party if the U.S. government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; (iii) government action is necessary to meet requirements for public use under federal regulations; or (iv) the right to use or sell such inventions is exclusively licensed to an entity within the United States and substantially manufactured outside the United States without the U.S. government’s prior approval. We may lose exclusivity to our intellectual property rights if we fail to comply with reporting obligations regarding subject inventions, fail to file for patent protection within specified time limits, or fail to comply with other relevant Bayh-Dole Act restrictions. If any of our intellectual property becomes subject to the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act or related contractual arrangements, the value of our intellectual property may be impaired and our business may be harmed.
Our use of third-party open-source software may pose risks to our proprietary software and services in a manner that may harm our business.
Certain of our software, as well as that of our vendors or partners, may use or be derived from “open-source” software that is generally made available to the public by its authors or other third parties. Some open-source software licenses require end-users, who use, distribute or make available across a network software and services that include open-source software, to make publicly available or to license at no cost all or part of such software (which in some circumstances may include valuable proprietary code, such derivative works of the open-source software) under the terms of the particular open-source license. These obligations may require us to make source code for the derivative works available to the public or license such derivative works under a particular type of license rather than the more limited access rights we customarily grant our customers and their users. This type of licensing may subject us to disclosure of valuable, proprietary software code.
While our policies and processes are intended to enable us to monitor and comply with the licenses of third-party open-source software and protect our valuable proprietary source code, we may inadvertently use third-party open-source software in a manner that exposes us not only to the risk of a forced disclosure of our own proprietary software, but also to claims of non-compliance with the terms of third-party licenses, including claims of infringement or for breach of contract. We cannot be sure that all open-source software is identified, reviewed, or submitted for approval prior to use in our operations or platform. Also, there exists today an increasing number of types of open-source software licenses, and those licenses may not yet have faced legal challenges in courts that could result in guidance to users in their efforts to avoid legal issues. If we were to receive a claim of non-compliance with the terms of any of these licenses, not only would the potential exposure of our own source code be very harmful to us, but we may be required to invest substantial time and resources to re-engineer some of our software or license alternative software on terms unfavorable to us. Any of the foregoing may disrupt and harm our intellectual property, business, financial condition, results of operations, and prospects.

Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the functionality or origins of software or other contractual protections regarding infringement claims or the quality of the licensed code, including with respect to security and architectural vulnerabilities. There is typically no support available for open-source software and such software is ordinarily provided on an “as-is” basis, and we cannot be sure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our services. Further, our use of any AI solutions that use or incorporate any open-source software may heighten any of the foregoing risks. Any of these risks could be difficult to eliminate or manage, and, if not addressed, may harm our business, financial condition, results of operations, and prospects.
Risks Related to Legal and Regulatory Matters
Our business and our offerings are subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to comply with applicable regulations, we could be subject to administrative, civil, and/or criminal penalties.
Our business and our offerings are subject to various domestic and international laws and other legal requirements, including packaging, product content, and labor regulations. Further, we are subject to various governmental export and import controls that could subject us to liability or impair our ability to compete in our markets, including the U.S. Export Administration Regulations (“EAR”), which are administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”), as well as economic and trade sanctions, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). U.S. export control laws and regulations restrict or prohibit the export, re-export, and in-country transfer of certain commodities, software, and technology (including certain AI technologies) to restricted countries, governments, persons, and entities. In addition, we are subject to similar export control laws and regulations in other jurisdictions, including, without limitation, the EU and Canada, and could become subject to further export controls laws and regulations in other jurisdictions.
Changes to sanctions or export or import restrictions in the jurisdictions in which we operate or have customers could further impact our ability to do business in certain parts of the world and to do business with certain persons or entities, which could adversely affect our business, operating results, financial condition, and future prospects. BIS has changed and may again change the export control rules at any time and may impose additional export control restrictions and elevated licensing requirements on certain components of our products. For example, we are monitoring a proposed rule that BIS issued in January 2024, which would require, among other things, U.S. providers of Infrastructure-as-a-Service (“IaaS”) products, and resellers of such products, to verify the identity of their foreign customers, and providers of certain IaaS products to submit a report to the U.S. Secretary of Commerce when a foreign person transacts with that provider or one of its resellers to train a large AI model with potential capabilities that could be used in malicious cyber-enabled activity. If the regulations go into effect as proposed and are deemed to apply to our business, we may be required to expend substantial resources to comply with the verification, reporting, recordkeeping, and resale enforcement requirements and may be restricted in our customer base. We also are monitoring certain legislative developments, including, without limitation, the Remote Access Security Act, which may impact third party access to our compute infrastructure.
Changes in our offerings, and changes in, or promulgation of, new export or import regulations, may delay the introduction of our offerings into international markets, prevent our customers with international operations from deploying our offerings globally or, in some cases, prevent the export or import of our offerings to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing regulations or economic sanctions, or change in the countries, governments, persons, or technologies targeted by such regulations or economic sanctions could result in decreased or loss of revenue, including an inability to sell existing offerings to existing or potential customers. We also may not be able to develop replacement offerings not subject to licensing and other requirements. We cannot provide assurance that heightened attention on relations with the Middle East, including companies based therein, and such region’s AI ambitions, will not cause the U.S. government to adopt new regulations, or deny us necessary regulatory approvals, that limit our ability to sell our offerings there or result in brand or reputational harm, competitive harm, or financial harm.

In addition, any deterioration in the respective relations between the United States, China, Taiwan, the Middle East, and other jurisdictions could lead to additional sanctions or export controls on such countries, regions, and specific individuals or entities, which could impact our ability to sell to or source components from such locales or otherwise negatively impact our business. In addition, trade regulations or other governmental actions targeted at one country or entity may impact other countries or entities. Any decreased sales of our offerings, or limitation on our ability to export or sell our offerings, would adversely affect our business, financial condition, results of operations, and prospects. Further changes in trade or national security protection policy, tariffs, additional taxes, restrictions on exports, or other trade barriers could impede the supply chain in this industry. Additional restrictions could also provoke responses from foreign governments that negatively impact our supply chain, limit our ability to obtain additional components or raw materials and produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our offerings, reduce our ability to sell offerings, or reduce our ability to have investments or mergers and acquisitions approved by governmental agencies, any of which may harm our business, financial condition, results of operations, and prospects.
We are also subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, which have been enforced aggressively in recent years. Although we have implemented policies and procedures designed to support compliance with relevant economic sanctions, export controls, and anti-corruption laws, there can be no assurance that our employees, partners, contractors, or agents will not violate such laws and regulations or our policies and procedures. Any failure by us to comply with these laws or regulations may have adverse consequences for us, including reputational harm, government investigations, possible loss of export or import privileges, and substantial civil and criminal penalties. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations.
Our offerings or manufacturing standards may also be impacted by new or revised environmental rules and regulations or other social initiatives, such as the EU Directive on Restriction of Hazardous Substances, the EU Waste Electrical and Electronic Equipment Directive, and U.S. conflict mineral regulations. Compliance with such regulations may increase the cost of doing business and any failure in compliance may subject us to adverse consequences such as penalties, investigations, and mandatory re-designs of our offerings.
Our offerings are subject to U.S. export controls and may be exported outside the United States only with the required export license or through a license exception. We cannot guarantee that we will be successful in obtaining all required licenses in the future. If we are unable to obtain licenses to export our offerings, our business, financial condition, results of operations, and prospects may be harmed.
Our offerings are subject to U.S. export controls, and generally may only be exported to customers located in certain countries with prior licensing from the BIS. In particular, in October 2023, BIS announced updated licensing requirements for exports of certain semiconductors and other items, including certain components of our products, to countries in the EAR’s Country Groups D:1, D:4 (which includes the United Arab Emirates, where our strategic partners, G42 and MBZUAI, are headquartered), and D:5. The licensing requirements also apply to the export of these items to a party headquartered in, or with an ultimate parent headquartered in, Country Group D:5. In January 2025, BIS published its Framework for Artificial Intelligence Diffusion, which implemented a worldwide ecosystem for the diffusion and use of AI and advanced computing integrated circuits. Although BIS has announced that it will not enforce these rules, and plans to issue new rules on the export of these products in the future, the details are not currently available.
The licensing process is time-consuming and historically has been difficult with respect to certain regions and subject to shifting governmental policies. There is no assurance that BIS will grant licenses to export our offerings to our customers or prospective customers. Because the export license process is uncertain, prospective customers of our offerings may seek alternative suppliers who can more readily obtain a license or sell competitive products or services that do not require a license to export.
Even if we are able to obtain an export license from BIS with respect to our products, the license may impose burdensome conditions that we or our customer cannot accept and/or that require significant investment with respect to security and compliance. For example, we have obtained export licenses for our CS-2, CS-3, and future CS-4 systems for export to G42 and MBZUAI in the United Arab Emirates, but the applicable licenses require that we and our customer undertake certain rigorous security and compliance obligations to prevent diversion and abuse of our technology. Managing these obligations will require additional investment in processes, technology and personnel, and if we or our customers fail to comply with these conditions, the export license may be revoked, including after we have manufactured the applicable products, and we may be subject to civil monetary fines, criminal sanctions, and other administrative penalties (such as loss of export privileges), which may harm our reputation, business, financial condition, results of operations, and prospects. To the extent we increase our business outside the United States, our risks under these laws and regulations, as well as comparable laws in other countries where we operate or plan to operate, would increase.

While we have implemented certain procedures to facilitate compliance with applicable laws and regulations, we cannot ensure that these procedures are fully effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, partners, agents, intermediaries, or other third parties (including our customers) to comply with applicable laws and regulations also could have negative consequences to us, including reputational harm, government investigations, loss of export privileges and penalties. To the extent we increase our business outside the United States, our risks under these laws and regulations would increase.
These international trade laws, regulations, and policies may disadvantage us relative to competitors who sell products or services that are not subject to U.S. export control restrictions or who may be able to acquire licenses for their products that we are not able to obtain. Our competitive position and future results may be further harmed over the long-term if there are further changes in BIS export controls, including further expansion of the geographic, customer, or product scope of the controls applicable to our products, if customers purchase products from competitors, if customers develop their own internal solutions to avoid the need to purchase our products, if we are unable to provide contractual warranty or other extended service obligations, if BIS does not grant licenses in a timely manner or denies licenses relating to significant customers, or if we incur significant transition costs. Even if BIS grants requested licenses, the licenses may be temporary, limited in volume or quantity, or impose burdensome conditions that we or our customers or end users cannot or choose not to fulfill. The licensing requirements may benefit certain of our competitors who have more presence and influence with the government, and encourage customers to pursue alternatives to our products, including semiconductor suppliers based in China, Europe, and Israel. If we are unable to manage new licenses and other requirements or obtain export licenses in the future, our business, financial condition, results of operations, and prospects may be harmed.
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We have sold in the past, and may sell in the future, our offerings to governmental agencies or entities and customers in highly regulated industries, such as healthcare and financial services. Selling to such entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. In addition, government demand and payment for our offerings are affected by changes in administration, public sector budgetary cycles and funding authorizations, and government contracting requirements may change from time to time, any of which can limit our ability to sell into the government sector. In certain foreign jurisdictions, our ability to win business may be constrained by political or other factors unrelated to our competitive position in the market.
Further, government and other highly regulated entities can have more complex IT and data environments, and often have longer implementation or deployment cycles than others. They have and may continue to demand contract terms that differ from our standard arrangements and may be less favorable than terms agreed with other private sector customers, and may expect greater payment flexibility. Government contracts may contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions relating to intellectual property “march-in” rights, preferential pricing, refund rights, obligation modifications, U.S. manufacturing requirements, export control, and termination or non-renewal due to funding availability.
Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have obtained any required government certifications. Further, to contract with certain government agencies, some of our employees may be required to have security clearances. Obtaining and maintaining such security clearances is a lengthy process. If our employees are unable to obtain or maintain such clearances, or we cannot recruit employees with such clearances, it would harm our ability to sell to, or work with, such government agencies, which may harm our business, results of operations, and financial condition. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions.
As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts, all of which may impose additional costs on our business. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue purchasing our offerings. In addition, as a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management attention or limit our ability to continue selling our offerings to our government customers. Failure to comply with these or other applicable regulations and requirements could lead to claims for damages, downward contract price adjustments or refund obligations, civil or criminal penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption of, or limitation in our ability to do business with a government would harm our reputation, business, financial condition, results of operations, and prospects.

Our global operations expose us to numerous legal and regulatory requirements and failure to comply with such requirements, including unexpected changes to such requirements, may harm our results of operations.
We service our customers around the world. We are subject to numerous, and sometimes conflicting, legal regimes of the United States and foreign national, state, and provincial authorities on matters as diverse as anti-corruption, trade restrictions, tariffs, taxation, sanctions, anti-competition, intellectual property, data security, and privacy. U.S. laws may be different in significant respects from the laws of countries where we operate or we or our customers may enter, forcing businesses to choose between compliance with conflicting legal regimes. We also may seek to expand operations in emerging market jurisdictions where legal systems are less developed or familiar to us.
In addition, there can be no assurance that the laws or administrative practices relating to taxation (including with respect to income and withholding taxes), foreign exchange, export controls, economic sanctions, or otherwise in the jurisdictions where we have operations will not change. Changes in tax laws in some jurisdictions may also have a retroactive effect and we may be found to have paid less tax than required in such jurisdictions. Compliance with diverse legal requirements is costly, time consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages, fines or criminal prosecution, unfavorable publicity and other reputational damage, and allegations by our customers that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.
Our global operations and collection, storage, use and other processing of proprietary, confidential, and sensitive information, including personal information, expose us to numerous data privacy and security laws, regulations, contractual requirements, and other obligations relating to data privacy and security, and the actual or perceived failure to comply with such obligations, including unexpected changes to such obligations, may harm our business, financial condition, results of operations, and prospects.
The processing of personal information, including the personal information of our employees and customers, makes us, or may make us, subject to a complex patchwork of evolving data privacy and security laws that are not always interpreted uniformly. Additionally, we may be bound by contractual requirements applicable to our collection, storage, transmission, use and other processing of proprietary, confidential, and sensitive information, including personal information, and may be bound or asserted to be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to the processing of such information. These laws, rules, regulations, industry standards, contractual requirements and other obligations are constantly evolving, and we expect that we will continue to become subject to new proposed laws, rules, regulations, industry standards, contractual requirements and other obligations in the United States and other jurisdictions where we operate. This evolution, among other things, may create uncertainty in our business; affect us or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information; necessitate the acceptance of more onerous obligations in our contracts; result in liability; or impose additional costs on us; necessitate changes to our IT systems, and practices and to those of any third parties that process personal information on our behalf, or require us to change our business model. There is no guarantee that regulators or consumers will agree with our approach to compliance and any failure, or perceived failure, to comply with applicable data privacy or security laws or regulations may harm our business, financial condition, results of operations, and prospects.
In the United States, numerous state and federal laws, regulations, standards, and other legal obligations, including consumer protection laws and regulations, which govern the collection, dissemination, use, access to, confidentiality, security, and other processing of personal information, including certain health-related information, apply to our operations or the operations of our customers, third-party service providers, or partners. For example, we are subject to the rules and regulations promulgated under the authority of the Federal Trade Commission (“FTC”), which, together with many state Attorneys General, has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to privacy, data protection and cybersecurity. According to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Congress also has considered, and continues to consider, many proposals for comprehensive national privacy, data protection, and cybersecurity legislation, including with respect to AI, to which we may become subject if enacted.
Additionally, the Health Insurance Portability and Accountability Act of 1996, and regulations promulgated thereunder (“HIPAA”) imposes privacy, security, and breach notification obligations on covered entities, as well as their business associates that process certain health-related information on their behalf. Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if found to be in violation of HIPAA.

Certain U.S. states have also adopted comparable data privacy and security laws and regulations, which govern the privacy, processing, and protection of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), provides for enhanced privacy rights for California residents and requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The CCPA is enforced by the California Attorney General and the California Privacy Protection Agency (“CPPA”), and provides for civil penalties for certain violations, as well as a private right of action for certain data breaches that may increase the likelihood of and risks associated with data breach litigation. In addition, numerous other states have enacted, or are in the process of enacting or considering, comprehensive state-level privacy, data protection and cybersecurity laws, rules and regulations that share similarities with the CCPA, which creates the potential for a patchwork of overlapping but different domestic privacy laws. In addition, all 50 states have laws that require the provision of notification for breaches of personal information to affected individuals, state officers or others. Noncompliance with HIPAA, FTC rules and regulations, the CCPA, or other U.S. privacy laws may result in enforcement actions, litigation, or other disputes and expose us to additional liability, which could harm our business, financial condition, results of operations, and prospects.
We are also subject to evolving privacy laws on cookies, tracking technologies, marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities, as well as the effectiveness of our marketing. Such regulations may have a negative effect on our business. We may also be subject to fines, damages, and other penalties, and litigation relating to such laws and regulations. The decline of cookies or other online tracking technologies as a means to identify and target potential customers may increase the cost of operating our business and lead to a decline in revenue. In addition, legal uncertainties about the legality of cookies and other tracking technologies may increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. We have in the past received, may in the future receive, claims that we have violated such laws. Claims that we have violated such laws could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.
We are also required or may be required to comply with foreign data privacy and security laws in jurisdictions in which we have offices or conduct business. For example, in Europe, the EU General Data Protection Regulation and applicable national supplementing laws (collectively, the “GDPR”) impose strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”) or for activities within the EEA. Following the withdrawal of the UK from the EU, we may also be subject to the UK General Data Protection Regulations and Data Protection Act 2018 (collectively, the “UK GDPR”). The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of personal data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding information processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and UK GDPR also provide individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Failure to comply with the GDPR and the UK GDPR can result in significant fines and other liability. European data protection authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal information on non-compliant businesses and have imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. While the UK GDPR currently imposes substantially the same obligations as the GDPR, the UK government recently enacted the Data Use and Access Act 2025, which became law in June 2025 and will continue to be phased in through 2026. This new legislation introduces reforms that diverge from the EU GDPR, and may require us to implement additional compliance measures under the new framework. These changes create risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses, as we are no longer able to take a unified approach across the EEA and UK.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR or UK GDPR to so-called third countries outside the EEA and the UK that have not been determined by the relevant data protection authorities to provide an adequate level of protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the EU indicates that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In July 2023, the European Commission adopted an adequacy decision in relation to the new EU-U.S. Data Privacy Framework (“DPF”) rendering the DPF effective as a GDPR transfer mechanism for personal data transferred from the EEA to the U.S. by U.S. entities self-certified under the DPF. In October 2023, the UK Extension to the DPF came into effect, as approved by the UK government, as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. However, the DPF adequacy decisions do not foreclose, and are likely to face, future legal challenges and the ongoing legal uncertainty with respect to international data transfers may increase our costs and our ability to efficiently process personal data from the EEA or the UK. In addition to the ongoing legal uncertainty with respect to data transfers from the EEA or the UK, additional costs may need to be incurred in order to implement necessary safeguards to comply with the GDPR and the UK GDPR, and potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of conducting business in some markets. If our policies and practices or those of our third-party vendors, service providers, contractors or consultants are, or are perceived to be, insufficient, or if our customers or others have concerns regarding our transfer of personal data from the EEA or the UK to the United States, we could be subject to enforcement actions or investigations, including by individual EU or UK data protection authorities, or lawsuits by private parties. Other jurisdictions outside the EU and the UK are similarly introducing or enhancing privacy, data protection and cybersecurity laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance. We cannot yet fully determine the impact these or future laws, rules, and regulations may have on our business or operations. These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices.
While we have implemented various measures to help ensure that our policies, processes, and systems are in compliance with our legal obligations with respect to our collection, storage, use and other processing of proprietary, confidential and sensitive information, including personal information, any inability, or perceived inability, to adequately address privacy concerns or comply with applicable laws, even if unfounded, may result in significant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of client confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to seek compliance with such laws and regulations continues to increase.
The AI industry is subject to complex, evolving regulatory, statutory, and other requirements that may be difficult and expensive to comply with and that could negatively impact our business.
The regulatory framework for our offerings, including our AI computing solutions and AI model services, is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations related to AI. Additionally, existing laws and regulations may be interpreted in ways that would affect our or our customers’ operations, or our ability to offer our AI offerings in the markets in which we operate. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business, and we may not be able to adequately anticipate or respond to these evolving laws or regulations. In addition, because AI-related technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. New laws, guidance or decisions in this area could provide a new regulatory framework that may require us to adjust and make changes to our operations that may decrease our operational efficiency, resulting in an increase to operating costs and/or hindering our ability to improve our offerings.

Already, certain existing legal regimes (including, those related to data privacy and cybersecurity) regulate certain aspects of AI models and automated decision-making, and new laws regulating AI technologies have entered into force in the United States and the EU. For example, in the United States, the current presidential administration rescinded in 2025 an executive order relating to the safe and secure development of AI technologies that was previously implemented by the former administration in 2023. The administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded executive order. In July 2025, the current administration further issued America’s AI Action Plan, focusing on the three pillars of innovation, infrastructure, and international diplomacy and security in AI, and seven underlying principles. The current administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies, or may implement new executive orders and/or other rule making relating to AI technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance with old frameworks or meet new obligations. There is currently no comprehensive federal legislation in the United States concerning the use, development, or deployment of AI. Despite the lack of comprehensive legislation, federal regulators are continuing to pursue AI-related enforcement actions under existing federal laws. In addition, legislation related to AI has both been enacted and is advancing at the state level. For example, Utah passed the AI Policy Act, which took effect in May 2024, imposing certain disclosure requirements on the use of AI, and Colorado enacted the Colorado AI Act, which will take effect in June 2026. In addition, California recently finalized regulations under the CCPA regarding the use of automated decision-making, and has enacted several AI-related laws, including laws requiring certain AI providers to implement transparency and safety measures. Any of such regulations, or any similar regulations, may impact the development, use, and commercialization of AI in the future.
Further, in Europe, the AI Act, which establishes a comprehensive, risk-based governance framework for AI in the EU market, applies to, amongst other entities, providers, importers, and distributors of AI systems or general-purpose AI models that are placed on the EU market or put into service or used in the EU. The AI Act entered into force in August 2024, with the majority of the AI Act’s substantive requirements coming into effect in 2026. The AI Act establishes a risk-based governance framework for regulating high-risk AI systems and categorizes AI systems based on the risks associated with such AI systems’ intended purposes as creating “unacceptable,” “high,” or “limited” risks. The AI Act also includes various requirements for providers, importers, distributors, and users of AI systems in the EU, including with respect to transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, general-purpose AI models, and foundation models, and introduces significant penalties of up to 7% of global revenue. While the AI Act has yet to be enforced, there is a risk that our current or future offerings may be subject to heightened obligations under the AI Act, requiring us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability or adversely affect our business. Even if our offerings are not categorized as “unacceptable” or “high” risk under the AI Act, we may be subject to additional transparency and other obligations for providers, distributors, or importers of AI systems, which may require us to expend resources to comply with such obligations. There are also specific obligations regarding the use of automated decision-making under the GDPR. The AI Act and GDPR may have a material impact on the way AI is regulated, and developing interpretation and applications of the foregoing, together with developing guidance and/or decisions in this area, may affect our planned business activities involving the development and/or use of AI. Additionally, our customers may become subject to such upcoming AI regulations, which could cause a delay or impediment to the commercialization of AI technologies and could lead to a decrease in demand for our customers’ AI systems. It is likely that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit ours or our customers’ ability to use AI or in a manner that negatively affects the performance of our products, services, and business. We may need to expend resources to adjust our AI offerings in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws could be significant and would increase our operating expenses (such as by imposing additional reporting obligations). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, results of operations, and prospects. The regulatory environment surrounding the implementation of AI technologies may adversely affect our ability to produce and export our offerings and as a result may cause harm to our reputation, business, financial condition, results of operations, and prospects.
We may be subject to litigation, investigations, or other actions, which may lead us to incur significant costs and harm our business and our stockholders.
We are, and may become, party to lawsuits and claims arising in the normal course of business, which may include putative class action suits or other lawsuits, investigations or other claims relating to intellectual property, open-source software, customer matters, our marketing and sales practices, contracts, employment matters, regulatory compliance, or other aspects of our business.
Many companies in the semiconductor industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights claims against us grows.

Defending any lawsuit, even when comprised of unmeritorious claims, is costly and can impose a significant burden on, and divert the attention of, management and employees, and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not harm our business, financial condition, results of operations, and prospects. Any claims or litigation, even if fully indemnified or insured, may make it more difficult to effectively compete or to obtain adequate insurance in the future. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in the payment of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which may harm our business, financial condition, results of operations, and prospects. In the case of an unfavorable outcome in an intellectual property case, we could also be required to:
•pay substantial damages for past, present, and future use of the infringing technology;
•cease use of an infringing product (or component), which may involve redesigning a product or component part so that it does not infringe;
•expend significant resources to develop non-infringing technology;
•license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
•enter into cross-licenses with our competitors, which could weaken our overall intellectual property portfolio and our ability to compete in particular product categories;
•indemnify our customers;
•pay substantial damages to our direct or end customers to discontinue use or replace infringing technology with non-infringing technology; or
•relinquish intellectual property rights associated with one or more of our patent claims if such claims are held invalid or otherwise unenforceable.
Any of the foregoing results may harm our business, financial condition, results of operations, and prospects.
We may be subject to warranty claims and product liability.
From time to time, we may be subject to warranty or product liability claims arising from defects or perceived defects in our products or in third-party components that we integrate into our products, which may lead to significant expenses. If a customer’s equipment fails in use, the customer may incur significant expenses, as well as lost revenue. The customer may claim that a defect in our product caused the equipment failure and assert a claim against us to recover monetary damages, including indirect and consequential damages. The process of identifying a defective or potentially defective product in complex systems may be lengthy and require significant resources, and we may incur significant replacement costs and contract damage claims from our customers. In certain situations, we may consider incurring the costs or expenses related to a recall of one of our products in order to avoid the potential claims that may be raised should customer suffer a failure due to a design or manufacturing process defect. Any such liabilities may greatly exceed any revenue we receive from the relevant products. Costs, payments, or damages incurred or paid by us in connection with warranty and product liability claims could exceed our product liability insurance coverage, or warranty reserves, and could harm our business, financial condition, results of operations, and prospects.
Regulations related to conflict minerals may cause us to incur additional expenses and may limit the supply and increase the costs of certain metals used in the manufacturing of our products.
We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, requiring us to conduct due diligence on and disclose whether certain conflict minerals originating from certain countries and geographic regions are necessary for the manufacture or functionality of our products. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the potential disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that any of our products contain minerals not determined to be free of conflict minerals or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to Financial and Accounting Matters
We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.
Prior to the completion of the IPO, we were a private company since our inception and, as such, we did not have the internal control and financial reporting requirements that are required of a publicly traded company. In connection with the preparation of our financial statements, we identified certain material weaknesses in our internal control over financial reporting, including most recently for the three months ended March 31, 2026, and 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses that we identified relate to (i) inadequate or missing resources who possess an appropriate level of expertise to timely review account reconciliations and identify, select, and apply U.S. generally accepted accounting principles (“GAAP”) pertaining to several financial statement areas, including revenue recognition, inventory management and costing, data center assets accounting, and equity administration and (ii) the failure to maintain adequate IT general controls, including ineffective segregation of duties.
In response to the identified material weaknesses, we have begun adding additional resources, formalizing processes, and implementing new controls. We have hired, and continue to hire, additional accounting and finance personnel with expertise we believe to be appropriate to strengthen our overall controls over the review of account reconciliations, the application of GAAP, and the IT environment. We intend to continue to take steps to remediate these material weaknesses. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management continues to monitor the effectiveness of our remediation plans and will make changes determined to be appropriate.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. If the steps we take do not correct these material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company. If these new systems or controls and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it may harm our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting.
If we fail to remediate our existing material weaknesses or identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to conclude that our internal control over financial reporting is effective when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our Class A common stock could be negatively affected. As a result, we could also become subject to investigations by the Nasdaq Stock Market LLC (“Nasdaq”), the SEC, or other regulatory authorities, and become subject to litigation from stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations may be harmed.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and stock exchange listing requirements. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.
We have identified material weaknesses in our internal control over financial reporting in the past, most recently for the year ended December 31, 2025, and cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, new internal processes and procedures, and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience further deficiencies in our controls.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of controls and we may discover deficiencies. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement may harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also may adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely cause the price of our Class A common stock to decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on a stock exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the year ending December 31, 2027.
Upon becoming a public company, and particularly after we are no longer an “emerging growth company,” we expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting may harm our business, financial condition, results of operations, and prospects, and may cause the price of our Class A common stock to decline.
We may have a limited ability to use some or all of our net operating loss carryforwards in the future.
Our ability to utilize our net operating loss carryforwards (“NOLs”) to reduce taxable income in future years could become subject to significant limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) if we undergo an “ownership change” within the meaning of Section 382, or the value of such NOLs could be reduced in the event that the relevant rules under the Code were to be revised. We would undergo an ownership change if, among other things, the stockholders who own, directly or indirectly, 5% or more of our common stock, or are otherwise treated as “5% shareholders” under Section 382 of the Code and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. We may have experienced ownership changes in the past and may experience ownership changes in the future. Similar rules may apply under state tax laws.
There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which may potentially result in increased future tax liability to us and may harm our results of operations and financial condition.

Unanticipated changes in our effective tax rate and additional tax liabilities may impact our results of operations.
We are subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. For example, the U.S. government may enact significant changes to the taxation of business entities, including, among others, a permanent increase in the corporate income tax rate, an increase in the tax applicable to “net CFC tested income” and the imposition of minimum taxes or surtaxes on certain types of income. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation.
We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state, or foreign tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period. We are currently unable to predict whether such changes will occur and, if such changes occur, the ultimate impact on our tax liabilities. Any resulting increase in our tax obligation or cash taxes paid may harm our cash flows and results of operations.
We expect to require significant additional capital to support business growth, and this capital might not be available when needed on favorable terms or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new products or services, enhance our existing offerings, enhance our operating infrastructure, expand internationally, and acquire complementary businesses and technologies. In order to achieve these objectives, we expect to require significant additional capital resources in the future, and may determine to raise additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. In addition, the incurrence of indebtedness, including under the Revolving Credit Facility (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), would increase our fixed obligations, and may include covenants or other restrictions that impede our ability to manage our operations. We may not be able to obtain additional financing on terms favorable to us when needed, or at all. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges and opportunities.
Some of our suppliers provide us with a line of credit to meet the needs of our normal business requirements. Most of our suppliers set dollar limits on the trade credit they will afford us at any given time. If our suppliers were to cease to sell to us on trade credit terms or were to substantially lower the credit limits they have set on our open accounts, we would need to accelerate our payments to those suppliers, creating additional demands on our cash resources, or we would need to find other sources for those goods. Further, some of our customers advance us funds pursuant to their purchase order, which we are required to hold in trust to be used only for the purposes specified in such purchase order. Under certain circumstances, we may be required to refund the portion of the advanced funds that has not yet been used for the specified purposes on demand, and we may not have enough available cash or be able to obtain financing at the time we are required to repay the portion of the advanced funds. The customer may also take title to the components purchased using the advanced funds. Additionally, we may have to pay taxes on the customer advances before we have recognized any revenue from the components purchased with the advanced funds. Our inability to repay the advanced funds when required, or the requirement to pay taxes prior to recognizing revenue may harm our business, financial condition, results of operations, and prospects.
Our results of operations may be harmed by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.
Our reported results of operations are impacted by the accounting standards promulgated by the SEC and accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. A change in accounting standards may have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. The frequency of accounting standards changes could accelerate, including conversion to unified international accounting standards. Any future changes to accounting standards may cause our results of operations to fluctuate.
As we enhance, expand, and diversify our business, products, and services, the application of existing or future financial accounting standards may harm our results of operations or financial condition.

Future leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, and our ability to react to changes in the economy or our industry, as well as divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
In April 2026, we entered into the Revolving Credit Facility. To the extent we draw down this facility, our leverage could have an adverse effect on our business and financial condition, including:
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations and capital expenditures and pursue future business opportunities;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default that accelerates our obligation to repay indebtedness;
•restricting us from making strategic acquisitions;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, satisfaction of debt service requirements, acquisitions, and general corporate or other purposes;
•increasing our vulnerability to adverse economic, industry, or competitive developments; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our existing indebtedness prevents us from exploiting.
We may incur significant indebtedness in the future. Although the Revolving Credit Facility contains restrictions on the incurrence of indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Indebtedness incurred in compliance with these restrictions could be substantial. To the extent we incur indebtedness, the leverage risks described above would be exacerbated.
Our inability to generate sufficient cash flow to satisfy future obligations, or to refinance any indebtedness on commercially reasonable terms or at all (to the extent necessary), would result in an adverse effect on our business, results of operations, and financial condition.
The terms of the Revolving Credit Facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
Following the Phase Two Effective Date (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the Revolving Credit Agreement (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) imposes operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions (in each case, subject to certain exceptions) on our ability to:
•incur or guarantee additional indebtedness;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of subsidiaries to make certain intercompany dividends, distributions, payments, or transfers; and
•transfer or sell assets, including our intellectual property.

As a result of the restrictions described above, we will be limited as to how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Our failure to comply with the restrictive covenants described above as well as the terms of any future indebtedness we may incur from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date.
Risks Related to Ownership of Our Class A Common Stock
The multi-class structure of our capital stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our securities prior to the IPO, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters, which could adversely affect the price of our Class A common stock.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Following the completion of the IPO, based on beneficial ownership as of March 31, 2026, the holders of our outstanding Class B common stock hold approximately 99.2% of the voting power of our outstanding capital stock following the IPO, and our directors, executive officers, and stockholders holding more than 5% of our outstanding capital stock, together with their affiliates, beneficially own approximately 38.1% of our outstanding classes of common stock as a whole, but control approximately 50.9% of the voting power of our outstanding common stock. For more information, see the section titled “Principal Stockholders” in the Prospectus. As such, our executive officers, directors, and those stockholders who held our securities prior to the IPO have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future, and may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.
In addition, the holders of our Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 20-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 5% of the outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
Future transfers by holders of shares of Class B common stock will generally result in those shares converting to shares of Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. However, certain permitted transfers, as specified in our amended and restated certificate of incorporation, will not result in shares of Class B common stock automatically converting to shares of Class A common stock. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock. In addition, the conversion of Class B common stock to Class A common stock would dilute holders of Class A common stock, including holders of shares purchased in the IPO, in terms of voting power within the Class A common stock.
Immediately following the completion of the IPO, no stockholder or group of stockholders control over 50% of the voting power of our outstanding capital stock. However, if in the future a stockholder or group of stockholders controls over 50% of the voting power of our outstanding capital stock, we may be eligible to elect the “controlled company” exemptions to the Nasdaq corporate governance rules for publicly listed companies. If we are a “controlled company,” we would not be required to have a majority of our board of directors be independent, nor would we be required to have a compensation committee or an independent nominating and corporate governance committee. If we chose to take advantage of the “controlled company” status in the future, our status as a “controlled company” could cause our Class A common stock to be less attractive to certain investors and the market price of our Class A common stock could decline.

Further, certain stock index providers exclude or limit the ability of companies with multi-class capital structures from being added to certain of their indices. Several shareholder advisory firms and large institutional investors also oppose the use of multi-class structures. Due to the multi-class structure of our capital stock, we may be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices may preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. Our multi-class structure may also cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by shareholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock and liquidity.
The price of our Class A common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investments.
The price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets and/or publicly listed semiconductor companies.
•actual or anticipated fluctuations in our financial and operating metrics;
•an adverse development in our relationship with OpenAI or AWS, an adverse development in our strategic partnerships with G42 and MBZUAI, a material reduction in purchases by OpenAI, G42, MBZUAI, or AWS, or the anticipation of such events;
•changes in the financial projections we provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors or analysts;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation, and operating results and forecasts, involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us;
•recruitment or departure of key personnel;
•changes in the U.S. regulatory environment impacting jurisdictions with which we can transact;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•conversions of shares of Class B common stock or non-voting Class N common stock into shares of Class A common stock; and
•anticipated sales of our common stock, including upon lock-up releases and the expiration of lock-up agreements or market standoff provisions described in the Prospectus.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many semiconductor, AI, and technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. The AI industry has also experienced rapid growth and seen high valuations that have caused stock price volatility related to speculation of the industry’s future growth and performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business. Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.
Sales of our Class A common stock in the public market could cause the price of our common stock to decline.
Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.
We, all of our directors and executive officers, and the holders of substantially all of our shares of Class A common stock outstanding and securities exercisable for or convertible into shares of our Class A common stock, have entered into lock-up agreements with the underwriters in the IPO and/or agreements with market standoff provisions that restrict our and their ability to sell or transfer shares of our capital stock and securities convertible into or exercisable or exchangeable for shares of our capital stock, for a period ending on the earlier of (i) 6:00 a.m. Eastern Time on the second trading day following our release of earnings for the quarter ending September 30, 2026 or (ii) 180 days after the date of the Prospectus (the “Lock-up Period”), subject to certain customary exceptions and provisions that provide for the early release of certain of our securities during the Lock-up Period. In connection with such early-release provisions, we estimate an aggregate of up to approximately 171.1 million shares will be released from lock-up agreements or market standoff provisions during the Lock-up Period, including up to approximately 15.0 million shares held by our directors and officers subject to reporting under Section 16 of the Exchange Act. Furthermore, pursuant to certain exceptions to the lock-up agreements and market standoff provisions, certain shares of our Class A common stock will be eligible for sale in the open market during the Lock-up Period in sell-to-cover transactions in order to satisfy tax withholding obligations in connection with the settlement of RSUs. Pursuant to such exceptions, we estimate up to an aggregate of 1.2 million shares may be sold in the open market on or around August 18, 2026 (representing a quarterly vesting of service-based RSUs) in connection with such tax withholding obligations (based on an assumed 44.3% tax withholding rate). In addition, certain exceptions to the lock-up agreements and market standoff provisions permit holders of stock options to sell shares of our Class A common stock on the open market to cover the tax obligations or payments due in connection with the exercise of such options. As of April 30, 2026, there were an aggregate of approximately 21.5 million vested stock options outstanding. Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., and Barclays Capital Inc., on behalf of the underwriters, may release any of the securities subject to these lock-up agreements and market standoff provisions at any time, subject to the applicable notice requirements. See the sections titled “Shares Eligible for Future Sale” and “Underwriters” in the Prospectus for a discussion of exceptions and the early-release provisions that allow for sales during the Lock-up Period. Sales of a substantial number of shares during the Lock-up Period and upon the expiration of the Lock-up Period or the perception that such sales may occur could cause the price of our Class A common stock to fall or make it more difficult for an investor to sell our Class A common stock at a time and price that an investor deems appropriate. Shares held by directors, executive officers, and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act.
In addition, as of March 31, 2026, after giving effect to (i) the reclassification of our outstanding Class A common stock into a newly created Class B common stock and the authorization of a new Class A common stock, which occurred in connection with the IPO, (ii) the net issuance of 2,550,477 shares of our Class B common stock issued upon the vesting and settlement of RSUs subject to service-based and liquidity-based vesting conditions outstanding as of May 13, 2026, for which the service-based vesting condition was satisfied as of May 13, 2026, and for which the liquidity-based vesting condition was satisfied in connection with the IPO, and (iii) the conversion of certain shares of and awards for our Class B common stock to shares of or awards for, as applicable, our Class A common stock that occurred in May 2026, we had stock options outstanding that, if fully exercised, would result in the issuance of 21,906,818 shares of our Class A common stock and 5,315,618 shares of our Class B common stock and 15,145,010 shares of our Class A common stock and 12,483,860 shares of our Class B common stock issuable upon vesting of outstanding RSUs. We intend to file one or more registration statements on Form S-8 under the Securities Act to register the shares of our common stock subject to outstanding stock options and RSUs, as of the date of our Prospectus and shares that will be issuable pursuant to future awards granted under our equity incentive plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.

The holders of up to an aggregate of approximately 147.7 million shares of our common stock (excluding shares of our Class N common stock issued or issuable upon the exercise of the OpenAI Warrant) have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the price of our Class A common stock to decline or be volatile.
We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to support compliance with our public company responsibilities and corporate governance practices.
As a public company, we will incur significant finance, legal, accounting, and other expenses, including director and officer liability insurance, that we did not incur as a private company, and which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, stock exchange listing requirements, and other applicable securities rules and regulations impose various requirements on public companies in the United States. Our management and other personnel are expected to devote a substantial amount of time to support compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs, including hiring additional personnel, and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
We currently have no plans to pay dividends on our common stock.
We have never declared or paid any cash dividends on shares of our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, earnings, capital requirements, business expansion opportunities, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deem relevant. In addition, the Revolving Credit Agreement contains restrictions on our ability to pay cash dividends on our Class A common stock. Our ability to pay dividends may be further restricted by agreements we may enter into in the future. Accordingly, you may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage, and the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price may decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our results of operations fail to meet, or exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us, and the price of our Class A common stock would likely decline as a result of such failure to meet our guidance or analyst expectations. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the first to occur of: (1) the last day of the year following the fifth anniversary of the IPO; (2) the last day of the first year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.
We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. These provisions provide for the following:
•our multi-class structure of our capital stock, which provides holders of our Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding capital stock;
•a classified board of directors with staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to establish the size of the board of directors and to appoint a director to fill a vacancy, however occurring, including by expanding the board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•supermajority voting requirement to amend certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by our Chief Executive Officer or a majority of our board of directors then in office, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us; and
•the limitation of liability of, and provision of indemnification to, our directors and officers.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware (the “Delaware General Corporation Law”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered or intend to enter into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.
While we maintain a directors’ and officers’ insurance policy, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may harm our business and financial position.

Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
Our amended and restated certificate of incorporation and amended and restated bylaws provide, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on behalf of the company, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents, or stockholders to the company or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against the company or any of our current or former directors, officers, employees, agents, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving the company that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the company will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our current certificate of incorporation or bylaws or our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents, or stockholders, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents, or stockholders and result in increased costs for investors to bring a claim.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Option, Warrant, and Common Stock Issuances
From January 1, 2026 to March 31, 2026, we issued and sold to our employees, consultants, and other service providers an aggregate of 1,084,494 shares of our Class A common stock upon the exercise of stock options under our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), at exercise prices ranging from $0.09 to $13.01 per share, for a weighted-average exercise price of $4.91, after giving effect to conversion of shares of our Class B common stock to shares of and awards for our Class A common stock that occurred in May 2026.
From January 1, 2026 to March 31, 2026, we granted to our employees, consultants, and other service providers restricted stock units covering an aggregate of 2,274,307 shares of our Class A common stock and 10,464,328 shares of our Class B common stock under the 2016 Plan, after giving effect to conversion of shares of and awards for our Class B common stock to shares of our Class A common stock that occurred in May 2026.
In January 2026, we sold an aggregate of 1,857,516 shares of our Class N common stock to an accredited investor at a purchase price of $0.01 per share, for an aggregate purchase price of $18.6 thousand.
In March 2026, we sold an aggregate of 168,509 shares of our Class N common stock to an accredited investor at a purchase price of $89.0156 per share, for an aggregate purchase price of $15.0 million.
Redeemable Convertible Preferred Stock Issuances
In January and February 2026, we sold an aggregate of 11,394,059 shares of our Series H redeemable convertible preferred stock to accredited investors at a purchase price of $89.0156 per share, for an aggregate purchase price of $1.0 billion.

We believe these offers, sales, and issuances were exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.
Use of Proceeds
On May 15, 2026, we closed the IPO, in which we sold 34,500,000 shares of our Class A common stock at a price to the public of $185.00 per share. The shares offered and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-295145), which was declared effective by the SEC on May 13, 2026. We raised $6.2 billion, after deducting underwriting discounts and commissions and estimated offering expenses of $165.1 million. We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations arising from the settlement of RSUs for which the service condition had been satisfied prior to the IPO and for which the performance condition was satisfied upon completion of the IPO. We expect to use the remaining net proceeds for general corporate purposes, including working capital and operating expenses. Additionally, we may use a portion of the net proceeds to acquire or invest in businesses, products, services or technologies. However, we do not have agreements or commitments for any material acquisitions or investments at this time. We cannot specify with certainty the particular uses of the net proceeds that we received from the IPO. Accordingly, we will have broad discretion in using these proceeds. Pending the use of proceeds from the IPO as described above, we may invest the net proceeds that we received in the IPO in short-duration fixed income securities, including government debt securities and money market funds.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Unregistered Sales of Equity Securities
On June 19, 2026, in connection with the execution of a commercial agreement with AWS, we issued a warrant (the “AWS Warrant”) to Amazon.com NV Investment Holdings LLC (“AWS Warrantholder”) to acquire up to 2,696,678 shares of our Class N common stock (the “AWS Warrant Shares”) at an exercise price of $100.00 per AWS Warrant Share. Of these AWS Warrant Shares, 269,668 AWS Warrant Shares vested immediately upon issuance of the AWS Warrant, and the remaining 2,427,010 AWS Warrant Shares vest in tranches upon the attainment of specified payment thresholds prior to the fifth anniversary of issuance, based on aggregate payments to us by affiliates of the AWS Warrantholder (“Amazon”) pursuant to the commercial agreement between the parties. The AWS Warrant expires on June 19, 2033. We have granted customary registration rights with respect to the AWS Warrant Shares.

Upon the consummation of a change of control of Cerebras, if the AWS Warrant is vested with respect to fewer than 1,618,007 AWS Warrant Shares, then a number of additional AWS Warrant Shares will vest such that an aggregate of 1,618,007 AWS Warrant Shares are vested. Subject to certain exceptions, the AWS Warrant does not entitle the AWS Warrantholder to voting rights or other rights as one of our stockholders prior to exercise, and the AWS Warrant Shares that may be acquired following the exercise of the AWS Warrant do not entitle the AWS Warrantholder or Amazon to any voting rights. The AWS Warrant includes a limitation on exercise that prohibits the AWS Warrantholder from beneficially owning more than 4.999% of our outstanding Class A common stock and Class N common stock collectively (subject to the AWS Warrantholder’s ability to increase such limit). The AWS Warrantholder is entitled to participate in certain distributions to stockholders as if the AWS Warrant had been exercised, subject to specified limitations.

The AWS Warrant and the AWS Warrant Shares have not been registered under the Securities Act or under any state securities law and were offered and issued, as applicable, in reliance upon the exemption from registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act. We did not engage in a general solicitation or advertising regarding the issuance of the AWS Warrant.

Item 6.        Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	3.1	5/15/2026
3.2	Amended and Restated Bylaws of the Company	8-K	3.2	5/15/2026
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Class A Common Stock Certificate	S-1	4.2	4/17/2026
4.3	Amended and Restated Investors’ Rights Agreement, dated as of January 28, 2026, by and among the Registrant and the investors listed therein	S-1	4.3	4/17/2026
10.1#	Executive Change in Control and Severance Plan	S-1	10.7	4/17/2026
10.2#	Continued Employment Offer Letter, dated as of March 22, 2026, by and between the Registrant and Andrew D. Feldman	S-1	10.8	4/17/2026
10.3#	Continued Employment Offer Letter, dated as of March 22, 2026, by and between the Registrant and Sean Lie	S-1	10.9	4/17/2026
10.4#	Amended and Restated Employment Offer Letter, dated as of March 25, 2026, by and between the Registrant and Dhiraj Mallick	S-1	10.10	4/17/2026
10.5†	Secured Promissory Note, dated as of January 5, 2026, by and between the Registrant and OpenAI OpCo, LLC	S-1	10.12	4/17/2026
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_______________
#Indicates management contract or compensatory plan.
†Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEREBRAS SYSTEMS INC.

Date:	June 23, 2026	By:	/s/ Andrew D. Feldman
		Name:	Andrew D. Feldman
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 23, 2026	By:	/s/ Robert Komin
		Name:	Robert Komin
		Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	June 23, 2026	By:	/s/ Yagnesh Patel
		Name:	Yagnesh Patel
		Title:	Chief Accounting Officer
(Principal Accounting Officer)