Form 10-Q
period 2026-06-30
Cerebras Systems Inc.
filed 2026-08-12
CIK 2021728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2026, the registrant had outstanding 112,247,109 shares of Class A common stock, 111,601,424 shares of Class B common stock, and 13,715,508 shares of Class N common stock, each with a par value of $0.00001 per share.

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
•the impact of geopolitical changes or tensions, political conflicts, any global pandemics or health crises, and other global financial, economic, and political events and wars on our industry, customers, business, financial condition, results of operations, and prospects;

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

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We intend to announce material information to the public through filings with the Securities and Exchange Commission (the “SEC”), the investor relations page on our website (investors.cerebras.ai), which includes our news site, our X account (@cerebras), our LinkedIn page (linkedin.com/company/cerebras-systems/), press releases, public conference calls, and public webcasts. The information contained on, or that can be accessed through, the foregoing channels is not a part of this Quarterly Report on Form 10-Q. The information disclosed by the foregoing channels could be deemed to be material information. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, public conference calls and public webcasts. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website and in our periodic reports filed with the SEC.

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,742,157	$701,706
Restricted cash	684,680	228,672
Investments	1,179,390	406,531
Accounts receivable, net	123,361	50,423
Inventories	32,666	63,626
Customer warrants	167,762	60,906
Prepaid expenses and other current assets	191,698	31,782
Total current assets	9,121,714	1,543,646
Property and equipment, net	986,808	437,396
Customer warrants, net of current portion	960,635	91,447
Operating lease right-of-use assets	528,275	248,950
Other non-current assets	30,440	4,598
Total assets	$11,627,872	$2,326,037
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$88,313	$48,630
Deferred revenue	173,735	131,049
Operating lease liability	88,422	45,865
Customer deposits	242,672	354,460
Working capital loan	736,036	—
Accrued and other current liabilities	236,910	139,536
Total current liabilities	1,566,088	719,540
Deferred revenue, net of current portion	244,529	35,847
Operating lease liability, net of current portion	480,405	215,957
Working capital loan, net of current portion	182,208	—
Total liabilities	2,473,230	971,344
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.00001 par value per share: 100,000,000 shares and 113,258,719 shares authorized, at June 30, 2026 and December 31, 2025, respectively; nil and 113,258,716 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	1,933,348
Stockholders’ equity (deficit)
Class A common stock, $0.00001 par value; 3,500,000,000 and 271,800,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 103,220,568 and 57,907,093 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value; 240,000,000 and nil shares authorized at June 30, 2026 and December 31, 2025, respectively; 121,301,359 and nil shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	—
Class N common stock, $0.00001 par value; 100,000,000 and 37,100,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 3,682,000 and nil shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock, at cost, 889,890 shares as of June 30, 2026 and December 31, 2025	(21,456)	(21,456)
Additional paid-in capital	10,540,193	346,829
Accumulated other comprehensive income	5,767	1,301
Accumulated deficit	(1,369,864)	(905,330)
Total stockholders’ equity (deficit)	9,154,642	(578,655)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$11,627,872	$2,326,037
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Hardware	$54,119	$70,295	$164,712	$139,969
Cloud and other services	125,991	33,027	208,804	62,865
Total revenue	180,110	103,322	373,516	202,834
Cost of revenue
Hardware	53,141	46,649	118,072	95,059
Cloud and other services	101,410	24,574	143,709	34,072
Total cost of revenue	154,551	71,223	261,781	129,131
Gross profit	25,559	32,099	111,735	73,703
Operating expenses
Research and development	320,151	60,768	395,646	113,519
Sales and marketing	86,969	18,228	101,670	28,554
General and administrative	95,672	10,285	106,689	17,282
Total operating expenses	502,792	89,281	604,005	159,355
Loss from operations	(477,233)	(57,182)	(492,270)	(85,652)
Other income, net	26,979	368,358	29,507	374,644
Income (loss) before income taxes	(450,254)	311,176	(462,763)	288,992
Income tax expense	274	1,664	1,771	3,347
Net income (loss)	$(450,528)	$309,512	$(464,534)	$285,645

Net income (loss) attributable to common shareholders
Basic	$(450,528)	$120,318	$(464,534)	$110,580
Diluted	$(450,528)	$309,512	$(464,534)	$285,645
Net income (loss) per share attributable to common shareholders
Basic	$(2.98)	$2.28	$(4.34)	$2.11
Diluted	$(2.98)	$1.91	$(4.34)	$1.76
Weighted average shares outstanding
Basic	150,968	52,720	107,132	52,363
Diluted	150,968	161,822	107,132	162,276
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(450,528)	$309,512	$(464,534)	$285,645
Change in foreign currency translation adjustments, net of tax	(274)	732	638	912
Available-for-sale investments:
Change in net unrealized gain (loss) on debt securities, net of tax	2,645	(735)	3,828	(807)
Comprehensive income (loss)	$(448,157)	$309,509	$(460,068)	$285,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	113,259	$1,933,348	57,907	$1	$346,829	(890)	$(21,456)	$1,301	$(905,330)	$(578,655)
Issuance of shares of Series H redeemable convertible preferred stock, net of issuance costs	11,394	1,014,031	—	—	—	—	—	—	—	—
Customer warrants issued	—	—	—	—	365,755	—	—	—	—	365,755
Issuance of shares of Class N common stock	—	—	2,026	—	15,019	—	—	—	—	15,019
Class A common shares issued upon exercise of stock options	—	—	1,085	—	5,177	—	—	—	—	5,177
Tax withholding from tender offer	—	—	—	—	(623)	—	—	—	—	(623)
Vesting of early exercised stock options	—	—	—	—	809	—	—	—	—	809
Stock-based compensation expense	—	—	—	—	9,418	—	—	—	—	9,418
Conversion of stock-based liability classified awards to stock-based equity classified awards	—	—	—	—	329	—	—	—	—	329
Other comprehensive income	—	—	—	—	—	—	—	2,095	—	2,095
Net loss	—	—	—	—	—	—	—	—	(14,006)	(14,006)
Balance as of March 31, 2026	124,653	2,947,379	61,018	1	742,713	(890)	(21,456)	3,396	(919,336)	(194,682)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	34,500	—	6,217,099	—	—	—	—	6,217,099
Conversion of redeemable convertible preferred stock in connection with initial public offering	(124,653)	(2,947,379)	124,653	1	2,947,378	—	—	—	—	2,947,379
Customer warrants issued	—	—	—	—	656,604	—	—	—	—	656,604
Issuance of shares of Class N common stock	—	—	1,656	—	17	—	—	—	—	17
Issuance of common stock upon settlement of restricted stock units	—	—	5,301	—	—	—	—	—	—	—
Class A common shares issued upon exercise of stock options	—	—	3,326	—	14,958	—	—	—	—	14,958
Tax withholdings on settlement of restricted stock units	—	—	(2,250)	—	(416,037)	—	—	—	—	(416,037)
Vesting of early exercised stock options	—	—	—	—	627	—	—	—	—	627
Stock-based compensation expense	—	—	—	—	376,834	—	—	—	—	376,834
Other comprehensive income	—	—	—	—	—	—	—	2,371	—	2,371
Net loss	—	—	—	—	—	—	—	—	(450,528)	(450,528)
Balance as of June 30, 2026	—	$—	228,204	$2	$10,540,193	$(890)	$(21,456)	$5,767	$(1,369,864)	$9,154,642
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	82,899	$850,066	53,373	$1	$176,233	(300)	$(88)	$220	$(1,143,157)	$(966,791)
Class A common shares issued upon exercise of stock options	—	—	374	—	1,549	—	—	—	—	1,549
Vesting of early exercised stock options	—	—	—	—	1,715	—	—	—	—	1,715
Stock-based compensation expense	—	—	—	—	8,927	—	—	—	—	8,927
Conversion of stock-based liability classified awards to stock-based equity classified awards	—	—	—	—	150	—	—	—	—	150
Other comprehensive income	—	—	—	—	—	—	—	108	—	108
Net loss	—	—	—	—	—	—	—	—	(23,867)	(23,867)
Balance as of March 31, 2025	82,899	850,066	53,747	1	188,574	(300)	(88)	328	(1,167,024)	(978,209)
Shares issued upon exercise of stock options, net of repurchases of early exercised stock options	—	—	851	—	3,576	—	—	—	—	3,576
Vesting of early exercised stock options	—	—	—	—	695	—	—	—	—	695
Stock-based compensation expense	—	—	—	—	13,043	—	—	—	—	13,043
Conversion of stock-based liability classified awards to stock-based equity classified awards	—	—	—	—	268	—	—	—	—	268
Other comprehensive loss	—	—	—	—		—	—	(3)	—	(3)
Net income	—	—	—	—	—	—	—	—	309,512	309,512
Balance as of June 30, 2025	82,899	$850,066	54,598	$1	$206,156	(300)	$(88)	$325	$(857,512)	$(651,118)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(464,534)	$285,645
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Stock-based compensation	386,601	22,435
Amortization of customer warrants	46,315	—
Depreciation and amortization	42,551	9,315
Non-cash lease expense	39,104	5,872
Non-cash interest expense	38,602	—
Provision for product warranties	8,430	9,000
Extinguishment of forward contract liability	—	(363,336)
Other	(2,110)	(835)
Changes in operating assets and liabilities:
Accounts receivable	(72,938)	125,508
Inventories	31,116	74,929
Prepaid expenses and other assets	(182,311)	(3,003)
Accounts payable	565	6,314
Deferred revenue	126,440	16,525
Customer deposits	(111,788)	(320,558)
Other liabilities	66,469	8,346
Net cash flows used in operating activities	$(47,488)	$(123,843)
Cash flows from investing activities:
Purchases of property and equipment	$(548,873)	$(185,094)
Purchases of investments	(1,275,515)	(20,175)
Maturities and sales of investments	514,455	117,973
Net cash flows used in investing activities	$(1,309,933)	$(87,296)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	$6,232,511	$—
Proceeds from sale of shares of Series H redeemable convertible preferred stock	1,014,249	—
Costs incurred in connection with the sale of shares of Series H redeemable convertible preferred stock	(218)	—
Proceeds from Working Capital Loan	1,004,571	—
Proceeds from exercise of stock options	20,221	5,176
Proceeds from issuance of shares of Class N common stock	15,036	—
Fees paid for revolving credit facility	(3,801)	—
Repurchases of early exercised stock options	—	(28)
Tax withholding from tender offer and initial public offering	(416,660)	—
Payments of deferred offering costs and other financing activities	(12,667)	—
Net cash flows provided by financing activities	$7,853,242	$5,148
Effect of exchange rate on cash	638	912
Increase (decrease) in cash, cash equivalents, and restricted cash	$6,496,459	$(205,079)
Cash, cash equivalents, and restricted cash beginning of period	930,378	581,965
Cash, cash equivalents, and restricted cash end of period	$7,426,837	$376,886

Supplemental disclosures of cash flow information:
Income taxes paid	$8,760	$1,427
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock in connection with initial public offering	$2,947,379	$—
Right-of-use assets obtained in exchange for lease obligations	$318,429	$—
Billed amounts offsetting Working Capital Loan balance	$86,327	$—
Purchases of property and equipment included in accounts payable and accrued and other current liabilities	$58,560	$4,992
Transfer of property and equipment into inventories	$8,443	$16,772
Unpaid deferred offering costs included in accrued and other current liabilities	$2,390	$—
Vesting of early exercised options	$1,436	$2,410
Transfer to property and equipment out of inventories	$—	$67,303
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Nature of Operations
Cerebras Systems Inc. (the “Company” or “Cerebras”) was incorporated in Delaware in April 2016. Cerebras is an artificial intelligence (“AI”) infrastructure company that designs and manufactures an AI compute platform comprised of proprietary systems and software that is delivered in standard racks for deployment in our, and our customers’ data centers up to supercomputer scale. The Company’s pioneering Wafer-Scale Engine (“WSE”), a chip encompassing an entire silicon wafer, was specifically designed to enable higher performance and speeds than GPUs for the computational demands of inference, Generative AI (“GenAI”), and other AI applications. Since its inception, Cerebras has dedicated resources to research and development activities that support its current projects and future development efforts. The Company is headquartered in Sunnyvale, California.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, but do not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 contained in the Company’s final prospectus filed with the SEC on May 14, 2026 (the “Prospectus”), pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
During the three and six months ended June 30, 2026, the significant accounting policies used in the preparation of the unaudited condensed consolidated financial statements are consistent with those discussed in Note 4 – Significant Accounting Policies to the audited consolidated financial statements in the Prospectus. There have been no significant changes in the Company’s significant accounting policies or critical accounting estimates since December 31, 2025 that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows, and the changes in equity for the periods presented. The results of operations for the three and six months ended June 30, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period.
Certain prior period amounts reported in the Company’s condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.
Initial Public Offering
On May 15, 2026, the Company completed its initial public offering (the “IPO”), in which it issued and sold 34,500,000 shares of its Class A common stock at $185.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 4,500,000 shares of Class A common stock. The Company received net proceeds of approximately $6.2 billion from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. Immediately prior to the completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 124,652,775 shares of Class B common stock on a one-for-one basis. In addition, certain shares of the Company's then-outstanding Class A common stock, including shares issued upon the vesting and settlement of certain restricted stock units (“RSUs”) that vested upon completion of the IPO, were reclassified into Class B common stock on a one-for-one basis, and certain shares and equity awards were converted into, or amended to provide for issuance or settlement in, shares of Class A common stock.
Pursuant to the Company’s 2016 Equity Incentive Plan (as amended, the “2016 Plan”), the Company’s RSUs issued under the 2016 Plan vest upon the satisfaction of both service-based and liquidity-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service through the applicable vesting period, which is generally four years. The liquidity-based vesting condition was satisfied in connection with the IPO on May 13, 2026. During the three and six months ended June 30, 2026, the Company recognized $273.6 million of stock-based compensation expense related to these RSUs following the satisfaction of the liquidity-based vesting condition in connection with the IPO.

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
Supplier Concentration
Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. Three suppliers accounted for 13%, 12%, and 10% of total purchases for the six months ended June 30, 2026. Two suppliers accounted for 16% and 10% of total purchases for the six months ended June 30, 2025.
Note 3 - Revenue
Disaggregation of Revenue
The Company recognizes revenue classified in hardware at a point in time, and revenue classified in cloud and other services either at a point in time or over time. Revenue by point in time and over time was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hardware revenue recognized at a point in time	$54,119	$70,295	$164,712	$139,969
Cloud and other services revenue recognized at a point in time	359	237	987	851
Cloud and other services revenue recognized over time	125,632	32,790	207,817	62,014
Total revenue	$180,110	$103,322	373,516	202,834
Revenue recognized during the six months ended June 30, 2026 and 2025 that was included in deferred revenue as of December 31, 2025 and December 31, 2024 was $69.8 million and $27.3 million, respectively.
During the three and six months ended June 30, 2026, the Company recognized $44.3 million and $46.3 million, respectively, as a reduction in revenue related to the amortization of the customer warrant assets in the condensed consolidated statements of operations, in proportion to the amount of related revenues recognized. Refer to Note 12 - Common Stock for further discussion. The remaining balance of the customer warrant assets as of June 30, 2026 will be recorded as a reduction in revenue in the consolidated statement of operations through October 2031.

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A(1)	34%	70%	49%	47%
Customer B	32%	*	20%	*
Customer C	10%	*	*	*
Customer D(1)	*	18%	10%	41%
_____________
(1)    Customer A and Customer D are considered related parties with respect to each other as defined by ASC 850, Related Party Disclosures.
*Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented are as follows:

	June 30, 2026	December 31, 2025
Customer A(1)	*	78%
Customer B	57%	*
Customer C	*	*
Customer D(1)	19%	*
______________
(1)    Customer A and Customer D are considered related parties with respect to each other as defined by ASC 850, Related Party Disclosures.
*Percentage was less than 10%
OpenAI Collaboration
In December 2025, the Company entered into a Master Relationship Agreement (the “MRA”) with OpenAI OpCo, LLC (“OpenAI”) to provide 750MW of AI inference compute capacity that OpenAI is contractually committed to purchase (the “Committed Capacity”) and related services over a multi-year term. The MRA includes (i) a services arrangement pursuant to which the Company will provide the Committed Capacity and related services over a term of three or four years that is extendable by OpenAI to a maximum of five years in total, (ii) a secured promissory note of approximately $1.0 billion (the “Working Capital Loan”) funded by OpenAI in January 2026 to support the build-out of infrastructure and related capabilities required to deliver such services, and (iii) a warrant to purchase shares of the Company’s Class N common stock. Refer to Note 10 - Debt and Note 12 - Common Stock for further discussion. For the three and six months ended June 30, 2026, the Company recognized revenue of $56.8 million and $74.4 million, respectively, under the arrangement, which is net of amortization of the customer warrant asset of $2.5 million and $3.3 million, respectively. In addition to the Committed Capacity, OpenAI has the option to purchase an additional 1.25GW of AI inference compute capacity (the “Additional Capacity”) for deployment in tranches by the end of 2030 for up to a total of 2.0GW.
Remaining Performance Obligation
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied), which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods, was $25.4 billion as of June 30, 2026. A significant amount of the balance was attributable to the Company’s obligations pursuant to the MRA with OpenAI.
The Company expects to recognize approximately 22% of this revenue over the initial 24 months ending June 30, 2028, 43% between months 25 and 48, and to recognize the remaining balance thereafter. However, time periods for revenue recognition may vary from the foregoing due to changes in timing of delivery at the customer’s request or otherwise.

The arrangement with OpenAI includes variable consideration related to pass-through costs that are included in the transaction price. These pass-through costs primarily relate to data centers consisting of fixed monthly data center rental costs, leasehold improvements, security and other variable monthly lease costs such as power and other utilities in connection with the delivery of the Committed Capacity. Amounts related to these pass-through costs are included in the transaction price and remaining performance obligations for Committed Capacity associated with data center arrangements for which the related right-of-use assets and lease liabilities were recognized as of June 30, 2026. Pass-through costs associated with the remaining Committed Capacity are excluded from remaining performance obligations because the related consideration is subject to factors outside the Company’s control which involve significant amounts that will be determined over the remaining years of the MRA. Revenue related to pass-through costs will be recognized as the underlying Committed Capacity is delivered and is reported on a gross basis.
Note 4 - Segment and Geographical Information
The Company operates as one reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. Net income (loss) is the Company’s primary measure of profit or loss, and all costs and expense categories on the Company’s consolidated statements of operations, as well as stock-based compensation, depreciation and amortization expenses, are significant. The Company’s CODM reviews net income or loss on a quarterly basis to assess overall operating performance, evaluate profitability and determine resource allocation, including capital spending and operating expense priorities. Refer to Note 8 - Balance Sheets Details and Note 13 - Stock-Based Compensation for further discussion. The measure of segment assets is reported on the consolidated balance sheet as total assets.
Revenue by geographic area is designated based upon the billing location of the customer. Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$83,977	$30,212	$154,071	$105,096
Europe, Middle East, and Africa	95,749	73,033	218,921	97,643
Other	384	77	524	95
Total revenue	$180,110	$103,322	$373,516	$202,834
Property and equipment, net by geographic areas was as follows (in thousands):

	June 30, 2026	December 31, 2025
United States	$817,750	$376,021
Canada	168,976	61,281
Other	82	94
Total property and equipment, net	$986,808	$437,396
Note 5 - Net Income (Loss) Per Share
The Company follows the two-class method when computing net income (loss) per share of common stock for multiple classes of common stock and participating securities. The two-class method determines net income (loss) per share of common stock for each class of common stock and participating securities according to dividends declared or accumulated participation rights in undistributed earnings. During the periods presented, the Company’s participating securities included all series of its redeemable convertible preferred stock prior to their conversion into Class B common stock immediately prior to the completion of the IPO and common stock warrants, as the holders of these securities are contractually entitled to participate in dividends and other distributions but not contractually required to participate in losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities for the portions of the periods during which such securities were outstanding as participating securities. Prior to the IPO, the Company had legacy Class A common stock and Class N common stock outstanding. Following the IPO, the Company has Class A common stock, Class B common stock, and Class N common stock outstanding. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A common stock, Class B common stock, and Class N common stock are identical, except with respect to voting and conversion rights. As a result, the basic and diluted net income (loss) per share for each class of common stock are the same and therefore presented on a combined basis.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding, adjusted for outstanding shares that are subject to repurchase. The shares of Class B common stock issued upon conversion of the Company’s redeemable convertible preferred stock and the Class A shares issued at the time of the IPO are included in the weighted average number of common shares outstanding from the date of IPO. Shares issuable upon exercise of certain vested warrants for Class N common stock are considered in-substance outstanding for basic net income (loss) per share because the exercise price is nominal and the issuance of shares is considered probable; accordingly, such shares are included in the weighted-average shares outstanding for purposes of basic net income (loss) per share. Diluted net income (loss) per share attributable to common stockholders gives effect to all potential shares of common stock, including common stock issuable upon conversion of the Company’s redeemable convertible preferred stock, for the portions of the periods prior to their actual conversion upon IPO, stock options, common stock warrants and RSUs for periods ending after May 13, 2026, when the liquidity condition for RSUs was met, to the extent these are dilutive.
Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted to give effect to potentially dilutive securities. The Company’s potentially dilutive securities include shares of redeemable convertible preferred stock for the portion of the periods prior to their conversion, common stock warrants, and stock-based awards. Shares of redeemable convertible preferred stock were assumed to be converted into common stock using the if-converted method from the beginning of the period, or from the date of issuance if later, through the date of actual conversion. Under the if-converted method, any dividends on redeemable convertible preferred stock, whether declared or accumulated, were added back to net income attributable to common stockholders in the calculation of diluted net income per share. Stock options and RSUs for periods ending after May 13, 2026, were included in the calculation of diluted net income per share using the treasury stock method. For periods in which the Company reports a net loss, all potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.
As of June 30, 2025, no potential common shares were excluded from diluted net income per share as their effect would have been anti-dilutive. As of June 30, 2026, the following potential common shares were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive (in thousands):

June 30, 2026
Contingently issuable warrants	26,108
Early exercised shares subject to repurchase	574
Options to purchase common stock	23,797
Unvested RSUs	16,532
Contingently issuable unvested performance-based restricted stock units (“PRSUs”)	9,000
Total potential common stock excluded from net loss per share	76,011

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(450,528)	$309,512	$(464,534)	$285,645
Less: Net income attributable to participating securities	—	189,194	—	175,065
Net income (loss) attributable to common stockholders	$(450,528)	$120,318	$(464,534)	$110,580
Denominator:
Basic weighted-average common shares net of shares subject to repurchase	150,968	52,720	107,132	52,363
Dilutive impact of outstanding redeemable convertible preferred stock (as-if converted basis)	—	82,899	—	82,899
Dilutive impact of outstanding stock options	—	26,203	—	27,014
Dilutive weighted-average common shares	150,968	161,822	107,132	162,276
Net income (loss) per share:
Basic	$(2.98)	$2.28	$(4.34)	$2.11
Diluted	$(2.98)	$1.91	$(4.34)	$1.76
Note 6 - Investments
The Company classifies its U.S. Treasury securities, which are accounted for as available-for-sale, and time deposits within Level 2 in the fair value hierarchy because it uses quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
The following tables summarize the Company’s investments (in thousands):

	June 30, 2026
	Fair Value Hierarchy(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Fair Value
U.S. Treasury securities	Level 2	$1,173,730	$5,624	$—	$—	$1,179,354
Time deposits	Level 2	36	—	—	—	36
Total		$1,173,766	$5,624	$—	$—	$1,179,390
______________
(1)Refer to Note 7 - Fair Value Measurements for a description of fair value hierarchy inputs.

	December 31, 2025
	Fair Value Hierarchy(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Fair Value
U.S. Treasury securities	Level 2	$404,321	$2,174	$—	$—	$406,495
Time deposits	Level 2	36	—	—	—	36
Total		$404,357	$2,174	$—	$—	$406,531
_______________
(1)Refer to Note 7 - Fair Value Measurements for a description of fair value hierarchy inputs.
All of the Company’s investments have a stated contractual maturity date of less than one year.

Note 7 - Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value and a fair value hierarchy based on the observability of inputs. The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As of June 30, 2026 and December 31, 2025, the Company did not hold any securities classified within Level 3 of the fair value hierarchy. The three levels of the fair value hierarchy are described below:
•Level 1 inputs are quoted prices in active markets for identical assets and liabilities;
•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•Level 3 inputs are unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements
Balance Sheet Captions	June 30, 2026	Level 1	Level 2	Total Gains(1)
Cash and cash equivalents
Money market funds	$6,393,647	$6,393,647	$—	$—
U.S. Treasury securities	348,509	—	348,509	1,010

Restricted cash
Money market funds	684,680	684,680	—	—

Investments
U.S. Treasury securities	1,179,354	—	1,179,354	5,624
Time deposits	36	—	36	—
Total investments	$1,179,390	$—	$1,179,390	$5,624
_______________
(1)Unrealized gains from remeasurement of U.S. Treasury securities have been recognized in AOCI. Realized gains have been recognized in the other income, net line item in the unaudited condensed consolidated statement of operations.

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
_____________
(1)Unrealized gains from remeasurement of U.S. Treasury securities have been recognized in AOCI. Realized gains have been recognized in the other income, net line item in the unaudited condensed consolidated statement of operations.

Note 8 - Balance Sheets Details
Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$6,090	$15,939
Work in progress	753	10,968
Finished goods	25,823	36,719
Total inventories	$32,666	$63,626
As of June 30, 2026 and December 31, 2025, the Company’s inventory reserves were $20.1 million and $0.9 million, respectively.
During the three and six months ended June 30, 2026, the Company recorded a charge of approximately $11.8 million and $19.2 million, respectively, to cost of revenue related to provision for excess, obsolete, and scrapped inventory, compared with $0.5 million and $1.4 million, respectively, for the corresponding periods in 2025. These charges were primarily related to the transition to the next generation of the Company’s product offering.
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$144,482	$8,196
Taxes receivable	21,510	4,795
Unbilled receivables	14,438	16,244
Contract assets	4,795	—
Other receivables and current assets	6,473	2,547
Total prepaid expenses and other current assets	$191,698	$31,782
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Data center and computer equipment	$403,579	$277,421
Machinery and equipment	31,400	25,370
Leasehold improvements	38,790	22,348
Construction in progress	604,030	163,451
Property and equipment	1,077,800	488,590
Less: accumulated depreciation	(90,992)	(51,194)
Total property and equipment, net	$986,808	$437,396
Depreciation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$18,482	$1,601	$28,353	$3,201
Research and development	5,073	3,408	11,568	4,550
Sales and marketing	110	585	1,639	1,544
General and administrative	712	6	991	20
Total depreciation expense	$24,377	$5,600	$42,551	$9,315

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued purchases and expenses	$150,866	$59,458
Accrued compensation	48,615	16,611
Sales tax payable	19,494	35,577
Product warranty liability	12,047	9,368
Liability related to early exercised options	3,837	5,187
Other	2,051	13,335
Total accrued and other current liabilities	$236,910	$139,536
The following table shows the changes in provision for product warranty during the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of year	$9,368	$17,043
Additions during the period	8,430	9,000
Utilization during the period	(5,751)	(12,903)
Balance at end of the period	$12,047	$13,140
Note 9 - Other Income, Net
Other income, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income	$48,839	$5,337	$71,571	$11,833
Non-cash interest expense(1)	(19,653)	—	(38,602)	—
Extinguishment of forward contract liability	—	363,336	—	363,336
Other expense	(2,207)	(315)	(3,462)	(525)
Total other income, net	$26,979	$368,358	$29,507	$374,644
_____________
(1)During the three and six months ended June 30, 2026, the Company recognized approximately $19.7 million and $38.6 million, respectively, of non-cash interest expense related to the significant financing component of the OpenAI arrangement. Refer to Note 10 - Debt for further discussion.
Note 10 - Debt
Working Capital Loan
In January 2026, in connection with the MRA with OpenAI described in Note 3 - Revenue, the Company received cash proceeds of approximately $1.0 billion pursuant to the Working Capital Loan with OpenAI. Upon receipt, the proceeds were recorded as restricted cash. Amounts held as restricted cash are subject to contractual use restrictions and are available to fund permitted uses related to the build-out of infrastructure and related capabilities required to deliver services under the MRA.
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
The Working Capital Loan may be repaid in cash or, subject to the terms of the MRA and the secured promissory note, through service fees, compute capacity, hardware, other services, pass-through monthly recurring charges, applicable asset transfers, or other permitted non-cash credits under the MRA. As of June 30, 2026, no cash payments had been made and $86.3 million of non-cash billings were credited as an offset to the outstanding loan balance.

The Working Capital Loan includes customary covenants, events of default and remedies. Upon the occurrence of certain events, including termination of the MRA for reasons other than OpenAI’s material uncured breach, outstanding principal and accrued unpaid interest may become immediately due and payable, and OpenAI may exercise remedies with respect to the collateral. As of June 30, 2026, the Company was in compliance with the terms of the secured promissory note, and no event of default had occurred.
The MRA and Working Capital Loan are evaluated together in accounting for the overall OpenAI customer arrangement. The timing of OpenAI’s funding and the expected repayment of the Working Capital Loan through service fees and other permitted non-cash credits under the MRA result in a significant financing component in the MRA services arrangement. The Company recognizes interest expense for the significant financing component and records a corresponding increase to deferred revenue. The related deferred revenue, including amounts attributable to the significant financing component, is recognized as revenue as the Company satisfies its performance obligations under the MRA.
For the three and six months ended June 30, 2026, the Company recognized approximately $19.7 million and $38.6 million of interest expense, respectively, related to the significant financing component of the OpenAI arrangement that is included in the other income, net line item in the unaudited condensed consolidated statement of operations and recorded a corresponding increase to deferred revenue in the unaudited condensed consolidated balance sheet.
The following table summarizes the outstanding principal balance of the Working Capital Loan as of June 30, 2026 (in thousands):

June 30, 2026
Principal amount received in January 2026	$1,004,571
Less: non-cash repayments through services and other permitted credits	(86,327)
Principal balance outstanding as of June 30, 2026	918,244
Less: current portion of Working Capital Loan	(736,036)
Long-term portion of Working Capital Loan	$182,208
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
Following the completion of the IPO and satisfaction of pro forma covenant compliance and other customary closing conditions on June 17, 2026 (such date, the “Phase Two Effective Date”), the facility increased to $850.0 million and may be used for general corporate purposes. Borrowings bear interest at variable rates based on a base rate or term rate plus applicable margins, and undrawn commitments are subject to commitment fees. The facility matures on April 14, 2031. The agreement includes a $150.0 million minimum liquidity covenant, customary covenants and events of default, and collateral terms that were updated upon the Phase Two Effective Date.
As of June 30, 2026, the Company had incurred debt issuance costs of $3.8 million related to the Revolving Credit Agreement. These costs are being amortized over the term of the agreement. For the three and six months ended June 30, 2026, the Company recorded amortization expense of $0.2 million. As of June 30, 2026, the Company had not borrowed under the Revolving Credit Agreement.
Note 11 - Redeemable Convertible Preferred Stock
As of June 30, 2026, there were no shares of redeemable convertible preferred stock issued and outstanding.
As discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, in connection with the IPO, all outstanding shares of redeemable convertible preferred stock were converted into 124,652,775 shares of Class B common stock.

Note 12 - Common Stock
Prior to the completion of the IPO on May 15, 2026, the Company had two classes of authorized common stock: Class A common stock and Class N common stock. The rights of holders of Class A common stock and Class N common stock were identical, except with respect to voting and conversion rights. Each holder of Class A common stock was entitled to one vote per share, and each holder of Class N common stock was entitled to no votes per share. Each share of Class N common stock automatically converted to one fully paid and nonassessable share of Class A common stock upon the occurrence of a common transfer, meaning any direct or indirect sale, exchange, redemption, assignment, distribution, gift, retirement, transfer, conveyance, or other disposition. Permitted transferees included entities under common control with or controlled by such holder of the Class N common stock or a transferee if the holder provided prior written notice to the Company electing for the transfer to not result in a conversion. Once converted into Class A common stock, the Class N common stock would not be reissued.
In May 2026, in connection with the IPO, the Company filed an amended and restated certificate of incorporation (the “Restated Certificate”) to authorize a total of 3,500,000,000 shares of Class A common stock, 240,000,000 shares of Class B common stock, 100,000,000 shares of Class N common stock, and 100,000,000 shares of preferred stock.
The rights of the holders of Class A common stock, Class B common stock, and Class N common stock (referred to together as the “common stock”) are identical, except with respect to voting and conversion rights.
Voting Rights
Each holder of the Company’s Class A common stock is entitled to one vote per share, each holder of the Company’s Class B common stock is entitled to 20 votes per share, and each holder of the Company’s Class N common stock is entitled to no votes per share. The holders of the Company’s Class A common stock and Class B common stock will generally vote as a single class on all matters submitted to a vote of its stockholders, unless otherwise required by Delaware law or the Restated Certificate. Delaware law could require holders of the Company’s Class A common stock or Class B common stock, or Class N common stock to vote separately as a single class in the following circumstances:
•if the Company were to seek to amend its Restated Certificate to increase or decrease the par value of a class of its capital stock, then that class would be required to vote separately to approve the proposed amendment; and
•if the Company were to seek to amend its Restated Certificate in a manner that alters or changes the powers, preferences, or special rights of a class of its capital stock in a manner that affects its holders adversely, then that class would be required to vote separately to approve the proposed amendment.
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

Each share of Class N common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain permitted transfers, as set forth in the Restated Certificate. Permitted transferees include entities under common control with or controlled by such holder of Class N common stock or a transferee if the holder provides prior written notice to us electing for the transfer to not result in a conversion. Once converted into Class A common stock, the Class N common stock will not be reissued.
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
Common Stock Warrants
G42
In December 2025, the Company issued a warrant to G42 (as defined above) to purchase an aggregate of up to 1,857,516 shares of Class N common stock at an exercise price of $0.01 per share (the “G42 Warrant”). The warrant was fully vested and immediately exercisable upon issuance. The warrant is classified as an equity instrument, and the grant date fair value was $82.02 per share. The G42 Warrant was exercised in full in January 2026.
In April 2026, the Company issued a warrant to G42 to purchase an aggregate of up to 1,655,975 shares of Class N common stock at an exercise price of $0.01 per share (the “2026 G42 Warrant”). The warrant was fully vested and immediately exercisable upon issuance. The warrant is classified as an equity instrument, and the grant date fair value was $90.23 per share. The 2026 G42 Warrant was exercised in full in April 2026.
The Company recorded a customer warrant asset of $149.4 million in the three months ended June 30, 2026, all of which will be recognized as a reduction in revenue in the consolidated statement of operations in proportion to the amount of related revenues through October 2031.
OpenAI
Concurrent with the MRA, as discussed in Note 3 - Revenue, the Company issued to OpenAI a warrant to purchase an aggregate of up to 33,445,026 shares of the Company’s Class N common stock at an exercise price of $0.00001 per share (the “OpenAI Warrant”). The OpenAI Warrant vests in multiple tranches upon achievement of specified milestones associated with the MRA, including funding of the Working Capital Loan, delivery of the Committed Capacity and Additional Capacity in tranches, and certain market capitalization or customer payment thresholds. The Company concluded that vesting of the tranches related to the Working Capital Loan, the Committed Capacity, and the tranche that vests upon the earlier of achieving specified market capitalization or customer payment thresholds under the MRA was probable of vesting, while the remaining tranches associated with the Additional Capacity were not considered probable of vesting.
Subject to certain terms and conditions, the OpenAI Warrant expires on the earlier of December 24, 2035 and five business days following the first date during which there are no binding capacity purchase commitments or contractually obligated current or future payments under the MRA. The OpenAI Warrant is classified as an equity instrument, and the grant date fair value was $82.02 per share. In January 2026, the vesting condition associated with 4,459,337 shares of Class N common stock was satisfied under the OpenAI Warrant. In June 2026, the vesting condition associated with 5,574,171 shares of Class N common stock was satisfied under the OpenAI Warrant.
The Company recorded customer warrant assets of $457.2 million and $822.9 million for the three and six months ended June 30, 2026. The customer warrant asset will be recognized as a reduction of revenue in proportion to the related revenue recognized. As of June 30, 2026, none of the vested portion of the OpenAI Warrant had been exercised.

The Company has recorded customer warrant assets that total $1.1 billion and $152.4 million as of June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026, the Company recognized $44.3 million and $46.3 million, respectively, as a reduction in revenue in the condensed consolidated statements of operations in proportion to the amount of related revenues. The remaining balance of the customer warrant assets as of June 30, 2026 will be recorded as a reduction in revenue in the consolidated statement of operations through October 2031.
AWS
In June 2026, the Company issued to Amazon.com NV Investment Holdings LLC (the “AWS Warrantholder”) a warrant (the “AWS Warrant”) to acquire up to 2,696,678 shares of Class N common stock (the “AWS Warrant Shares”) at an exercise price of $100.00 per AWS Warrant Share. The warrant is classified as an equity instrument, and the grant date fair value was determined using a Black-Scholes option-pricing model. The estimated grant date fair value is $185.38 per AWS Warrant Share. Of these AWS Warrant Shares, 269,668 AWS Warrant Shares vested immediately upon issuance of the AWS Warrant, and the remaining 2,427,010 AWS Warrant Shares vest in tranches upon the attainment of specified payment thresholds prior to the fifth anniversary of issuance, based on aggregate payments by Amazon Web Services to us pursuant to certain commercial arrangements between the parties. The AWS Warrant expires on June 19, 2033.
The Company recorded a customer warrant asset of $50.0 million in the three months ended June 30, 2026.
2016 Equity Incentive Plan and 2026 Incentive Award Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2026 Incentive Award Plan (the “2026 Plan”), which became effective on May 12, 2026.
The 2026 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards, and other stock-based awards to employees, directors, and consultants. An aggregate of 42,650,268 shares of the Company’s Class A common stock was initially reserved for issuance under the 2026 Plan. The number of shares available for issuance under the 2026 Plan is subject to adjustment pursuant to the terms of the plan, including annual automatic increases beginning January 1, 2027.
Upon effectiveness of the 2026 Plan, no further awards may be granted under the Company’s 2016 Equity Incentive Plan (as amended, the “2016 Plan”), although awards previously granted under the 2016 Plan remain outstanding and continue to be governed by their existing terms.
Employee Stock Purchase Plan
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

Note 13 - Stock-Based Compensation
Total stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$15,353	$187	$16,303	$513
Research and development	222,147	9,301	227,846	15,013
Sales and marketing	71,055	1,533	72,847	3,482
General and administrative	68,453	2,260	69,605	3,427
Total stock-based compensation expense	$377,008	$13,281	$386,601	$22,435
The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$9,161	$13,043	$18,579	$21,970
RSUs	332,920	—	332,920	—
PRSUs	34,223	—	34,223	—
Special bonus awards	174	238	349	465
ESPP	530	—	530	—
Total stock-based compensation expense	$377,008	$13,281	$386,601	$22,435
In connection with secondary market transactions in which certain current and former employees sold shares of common stock to certain existing equity holders in the Company, the Company recognized the excess of the prices paid over the fair value of the shares sold as stock-based compensation expense of approximately $2.0 million and $5.9 million for the three and six months ended June 30, 2026, respectively, and approximately $1.5 million and $3.0 million for the three and six months ended June 30, 2025, respectively.
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

The Company calculated the grant date fair value of the PRSUs based on multiple stock price paths developed through the use of a Monte Carlo simulation. A Monte Carlo simulation also calculates a derived service period for each of the three vesting tranches, which is the measure of the expected time to achieve each market capitalization threshold. A Monte Carlo simulation requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The grant date fair value of each tranche ranged from $45.89 to $72.69 per share, with an aggregate grant date fair value of $531.2 million. The derived service period of each tranche of the PRSUs ranged from 3.4 years to 5.9 years. The Company will recognize the aggregate stock-based compensation expense of $531.2 million over the derived service period of each tranche using the accelerated attribution method as long as the executives satisfy their service-based vesting conditions. If the market capitalization thresholds are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved. In May 2026, upon completion of the IPO, achievement of the performance-based vesting condition was deemed probable. The Company recognized $34.2 million of stock-based compensation expense related to the PRSUs for the three and six months ended June 30, 2026.
Note 14 - Income Taxes
The Company’s effective tax rate was (0.1%) and 0.5% for the three months ended June 30, 2026 and 2025, respectively, and (0.4%) and 1.2% for the six months ended June 30, 2026 and 2025, respectively.
The Company computed its provision for income taxes for the three and six months ended June 30, 2026 and 2025 based on a year-to-date actual effective tax rate because the forecasted annual effective tax rate was highly sensitive to fluctuations in pre-tax income and a reliable estimate of the annual effective tax rate could not be made. Despite experiencing pre-tax losses and maintaining a full valuation allowance on its U.S. deferred tax assets, the Company recorded income tax expense in all periods presented primarily due to the impact of foreign taxes in its international subsidiaries and current state taxes in certain U.S. jurisdictions.
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
Note 15 - Leases
Our lease obligations primarily consist of operating leases for our headquarters’ campus and domestic and international offices and data centers, with lease periods expiring between fiscal years 2027 and 2037.
Lease costs included in the measurement of lease obligations and other information related to non-cancelable operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$31,991	$3,930	$55,641	$7,856
Short-term lease costs(1)	37,572	22,007	54,586	30,266
Variable lease costs	2,135	—	4,781	—
Total lease costs	$71,698	$25,937	$115,008	$38,122
_______________
(1)Short-term lease costs on leases with terms of over one month and less than one year.
The weighted-average remaining lease terms and discount rates were as follows:

Other information	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	5.5	4.7
Weighted-average discount rate	7.2%	8.6%

As of June 30, 2026, future minimum lease payments of the Company’s operating lease liabilities were due as follows (in thousands):

June 30, 2026	Operating Leases
2026 (remaining 6 months)	$58,153
2027	132,394
2028	123,660
2029	126,323
2030	123,261
Thereafter	126,513
Total future lease payments	690,304
Less: Imputed interest	(121,477)
Present value of operating lease liabilities	$568,827
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27,904	$8,355
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$318,429	$—
Leases Not Yet Commenced
In the three months ended June 30, 2026, the Company executed non-cancelable lease agreements for additional data center capacity with lease commencement dates in 2026. As of June 30, 2026, the leases had not commenced and therefore are not reflected in the consolidated balance sheets. The Company will recognize operating lease right-of-use assets and corresponding lease liabilities at the commencement date based on the present value of lease payments over the respective lease terms. Aggregate undiscounted future minimum lease payments under these agreements total approximately $1.5 billion over the lease term.
Note 16 - Commitments and Contingencies
The Company has entered into certain contracts to receive consulting and other services that represent unconditional purchase obligations to purchase goods or services that are enforceable and legally binding. Purchase commitments exclude agreements that are cancellable without penalty and unconditional purchase commitments with a remaining term of one year or less. As of June 30, 2026, future payments related to non-cancelable commitments under these contracts are due as follows: $3.6 million (remaining six months of 2026), $6.2 million (2027), and $0.5 million (2028).
Litigation
In October 2025, a putative class action was filed against the Company in the United States District Court for the Northern District of California. The plaintiffs subsequently filed an amended complaint alleging copyright infringement in connection with certain large language models and datasets. The amended complaint seeks statutory and other damages, declaratory and equitable relief, attorneys’ fees, and costs. The Company filed an answer denying the claims and intends to vigorously defend the action. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter at this time. It is reasonably possible that the Company’s assessment could change in the near term as the matter develops. Legal defense costs are expensed as incurred.
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

Note 17 - Subsequent Events
The Company has evaluated all transactions through August 12, 2026, the date these unaudited condensed consolidated financial statements were issued, and has determined that there are no other events that would require disclosure in or adjustment to these financial statements except as discussed below.
OpenAI Warrant Exercise
Concurrent with the MRA, as discussed in Note 3 - Revenue, the Company issued to OpenAI a warrant to purchase an aggregate of up to 33,445,026 shares of the Company’s Class N common stock at an exercise price of $0.00001 per share (the “OpenAI Warrant”). The OpenAI Warrant vests in multiple tranches upon achievement of specified milestones associated with the MRA, including funding of the Working Capital Loan, delivery of the Committed Capacity and Additional Capacity in tranches, and certain market capitalization or customer payment thresholds. In July 2026, the OpenAI Warrant was partially exercised to purchase 10,033,508 shares of the Company’s Class N common stock.
Leases
In the third quarter of 2026, the Company executed non-cancelable lease agreements for additional data center capacity with lease commencement dates in 2026. The Company will recognize operating lease right-of-use assets and corresponding lease liabilities at the commencement date based on the present value of lease payments over the respective lease terms. Aggregate undiscounted future minimum lease payments under these agreements total approximately $753.4 million over the lease term.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes, and other financial information, included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus (the “Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on May 14, 2026, in connection with our initial public offering (the “IPO”). In addition to our historical results of operations and financial position, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results to be expected for any period in the future, and results for any interim period should not be construed as an inference of what our results would be for any full year or future period.
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
Recent Developments
OpenAI Collaboration
In December 2025, we entered into a master relationship agreement (the “MRA”) with OpenAI OpCo, LLC (“OpenAI”), under which OpenAI committed to purchase 750MW of AI inference compute capacity and related services, with deployment expected in tranches during 2026 through 2028. OpenAI also has the option to purchase an additional 1.25GW of capacity for deployment by the end of 2030. In the first quarter of 2026, we began recognizing revenue from the arrangement, and the initial tranche of the warrant issued to OpenAI vested upon the funding of a working capital loan of approximately $1.0 billion (the “Working Capital Loan”) in January 2026. Refer to Note 3 - Revenue, Note 10 - Debt, and Note 12 - Common Stock to our unaudited condensed consolidated financial statements for additional information regarding the OpenAI collaboration, including the revenue arrangement, Working Capital Loan, and warrant, respectively. The Company has to date repaid a portion of the balance using non-cash service credits and expects to continue to repay the balance using non-cash service credits.
Initial Public Offering
On May 13, 2026, our registration statement on Form S-1 (File No. 333-295145) related to the IPO was declared effective by the SEC, and our Class A common stock began trading on the Nasdaq Global Select Market on May 14, 2026. The IPO was completed on May 15, 2026. For additional information, see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

AWS
In June 2026, we entered into a global hardware leasing agreement with Amazon Web Services (“AWS”) to collaborate on the development and deployment of a joint compute solution in AWS data centers, together with related software and support services. As of June 30, 2026, the applicable lease commencement conditions had not been satisfied. Accordingly, the leases had not commenced, and we had not recognized revenue under the arrangement. In connection with the arrangement, we also issued a warrant to AWS. Refer to Note 12 - Common Stock to our unaudited condensed consolidated financial statements for additional information regarding the warrant issued in connection with the AWS collaboration.
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
Hardware Solutions
Hardware revenue consists of sales of our AI systems and other equipment that can be used for both training and inference on-premises. We recognize revenue from sales of AI systems when control of the goods transfers to the customer, which generally occurs upon shipment or delivery, depending on shipping terms or upon meeting the contractual acceptance terms. Beginning in the first quarter of 2026, we began recognizing amortization of customer warrant assets as a reduction in revenue. Refer to Note 12 - Common Stock for additional information on common stock warrants issued to customers. This non-cash reduction in revenue negatively impacts sequential revenue growth trends in the near term.
Cloud and Other Services
Customers procure cloud capacity from us through two primary models: Dedicated Capacity and On-Demand. Dedicated Capacity contracts are generally structured as take-or-pay commitments, under which customers pay for dedicated compute capacity irrespective of utilization. We recognize revenue from sales of these cloud-based computing services, including hosted inference, over the service term, as the customer benefits from our services throughout the contract period. Beginning in the first quarter of 2026, we began recognizing revenue for pass-through data center costs due to a customer agreement. Also beginning in the first quarter of 2026, we began amortization of customer warrant assets as a reduction in revenue. Refer to Note 12 - Common Stock for additional information on warrants issued to customers. This non-cash reduction in revenue negatively impacts sequential revenue growth trends in the near term.
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
We expect overall gross profit will increase in absolute dollars in the near term, primarily due to higher gross profit from Cloud and other services as revenue increases in connection with the continued ramp-up of dedicated cloud capacity deployments.

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
Operating Expenses
Research and Development Expenses
Research and development expenses primarily consist of costs incurred in performing research and development activities and include salaries, stock-based compensation, employee benefits, tape-out costs, which include layout services, mask sets, prototype components, system qualification and testing incurred before releasing new system designs into production, shipping, data center costs, depreciation and amortization, professional services fees, cloud computing, artificial intelligence tooling costs, and facilities expenses. We expense research and development costs as incurred.
We also expense software development costs, including costs to develop the software component of hardware to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products.
We expect research and development expenses to increase in absolute dollar terms as we continue to build new innovations with our wafer-scale technology and to remain competitive in the dynamic AI market. We expect to have significantly higher stock-based compensation expense related to equity awards, including the Executive Grants for our CTO discussed in Note 13 - Stock-Based Compensation, for which the liquidity-based vesting condition was satisfied in connection with the IPO on May 13, 2026. The Company began recognizing the stock-based compensation expense for these awards in the second quarter of 2026.
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
We expect general and administrative expenses to increase in absolute dollar terms as we grow the business and have more employees around the world, and incur additional expenses to operate as a public company, including expenses to comply with rules and regulations applicable to companies listed on a securities exchange, expenses related to compliance and reporting obligations in various jurisdictions, and professional services. We expect to have significantly higher stock-based compensation expense related to equity awards, including the Executive Grants for our CEO as discussed in Note 13 - Stock-Based Compensation, for which the liquidity-based vesting condition was satisfied in connection with the IPO on May 13, 2026. The Company began recognizing the stock-based compensation expense for these awards in the second quarter of 2026.
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
Results of Operations
The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Hardware	$54,119	$70,295	$164,712	$139,969
Cloud and other services	125,991	33,027	208,804	62,865
Total revenue	180,110	103,322	373,516	202,834
Cost of revenue(1):
Hardware	53,141	46,649	118,072	95,059
Cloud and other services	101,410	24,574	143,709	34,072
Total cost of revenue	154,551	71,223	261,781	129,131
Gross profit	25,559	32,099	111,735	73,703
Operating expenses:
Research and development(1)	320,151	60,768	395,646	113,519
Sales and marketing(1)	86,969	18,228	101,670	28,554
General and administrative(1)	95,672	10,285	106,689	17,282
Total operating expenses	502,792	89,281	604,005	159,355
Loss from operations	(477,233)	(57,182)	(492,270)	(85,652)
Other income, net	26,979	368,358	29,507	374,644
Income (loss) before income tax	(450,254)	311,176	(462,763)	288,992
Income tax expense	274	1,664	1,771	3,347
Net income (loss)	$(450,528)	$309,512	$(464,534)	$285,645

_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$15,353	$187	$16,303	$513
Research and development	222,147	9,301	227,846	15,013
Sales and marketing	71,055	1,533	72,847	3,482
General and administrative	68,453	2,260	69,605	3,427
Total stock-based compensation expense	$377,008	$13,281	$386,601	$22,435
Stock-based compensation expense included $2.0 million and $5.9 million for the three and six months ended June 30, 2026, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2025, respectively, related to secondary transactions in each period. Refer to Note 13 - Stock-Based Compensation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), our restricted stock units (“RSUs”) vest upon the satisfaction of both service-based and liquidity-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service through the applicable vesting period, which is generally four years. The liquidity-based vesting condition was satisfied in connection with the IPO.
For such RSUs, we recognize stock-based compensation expense using the accelerated attribution method over the requisite service period if it is probable that the performance conditions will be achieved. We recognized $273.6 million of stock-based compensation expense during the six months ended June 30, 2026, associated with vested RSUs as a result of the satisfaction of the service-based and liquidity-based vesting conditions, one of which was satisfied in connection with the IPO. We will record the remaining stock-based compensation expense related to RSUs using the accelerated attribution method over the remaining requisite service period now that the liquidity-based vesting condition is satisfied.
The following table sets forth selected consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as a percentage of revenue)
Revenue:
Hardware	30.0%	68.0%	44.1%	69.0%
Cloud and other services	70.0	32.0	55.9	31.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Hardware	29.5	45.1	31.6	46.9
Cloud and other services	56.3	23.8	38.5	16.8
Total cost of revenue	85.8	68.9	70.1	63.7
Gross profit	14.2	31.1	29.9	36.3
Operating expenses:
Research and development	177.8	58.8	105.9	56.0
Sales and marketing	48.3	17.6	27.2	14.1
General and administrative	53.1	10.0	28.6	8.5
Total operating expenses	279.2	86.4	161.7	78.6
Loss from operations	(265.0)	(55.3)	(131.8)	(42.2)
Other income, net	15.0	356.5	7.9	184.7
Income (loss) before income tax	(250.0)	301.2	(123.9)	142.5
Income tax expense	0.2	1.6	0.5	1.7
Net income (loss)	(250.1%)	299.6%	(124.4%)	140.8%

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Hardware	$54,119	$70,295	$(16,176)	(23%)	164,712	139,969	$24,743	18%
Cloud and other services	125,991	33,027	92,964	281	208,804	62,865	145,939	232
Total revenue	$180,110	$103,322	$76,788	74%	$373,516	$202,834	$170,682	84%
Total revenue for the three months ended June 30, 2026 increased by $76.8 million, or 74%, compared to the same period in 2025. Revenue for the six months ended June 30, 2026 increased by $170.7 million, or 84%, compared to the same period in 2025. The increases were primarily attributable to higher customer consumption, the continued ramp of dedicated cloud capacity and related services, and higher revenue under existing customer arrangements, partially offset by amortization of customer warrant assets as a reduction of revenue.
Hardware revenue decreased by $16.2 million, or 23%, for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to $28.0 million in amortization of customer warrant assets as a reduction of revenue. This was partially offset by $11.9 million of higher hardware revenue under existing customer arrangements. For the six months ended June 30, 2026, hardware revenue increased by $24.7 million, or by 18%, compared to the same period in 2025. The increase was primarily attributable to $53.8 million of higher hardware revenue under existing customer arrangements, partially offset by $29.0 million in amortization of customer warrant assets as a reduction of revenue.
Cloud and other services revenue increased by $93.0 million, or 281%, for the three months ended June 30, 2026, compared to the same period in 2025, primarily attributable to $109.8 million from higher cloud services and related revenue from increased customer consumption, the commencement and ramp of services under customer arrangements, and dedicated cloud capacity deployments, partially offset by $16.2 million in amortization of customer warrant assets as a reduction of revenue. Cloud and other services revenue increased by $145.9 million, or 232%, for the six months ended June 30, 2026, compared to the same period in 2025, primarily attributable to $163.6 million from higher cloud services and related revenue from increased customer consumption, the commencement and ramp of services under customer arrangements, and dedicated cloud capacity deployments, partially offset by $17.3 million in amortization of customer warrant assets as a reduction of revenue.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Hardware	$53,141	$46,649	$6,492	14%	$118,072	$95,059	$23,013	24%
Cloud and other services	101,410	24,574	76,836	313	143,709	34,072	109,637	322
Total cost of revenue	$154,551	$71,223	$83,328	117%	$261,781	$129,131	$132,650	103%

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Hardware	$978	$23,646	$(22,668)	(96%)	$46,640	$44,910	$1,730	4%
Cloud and other services	$24,581	$8,453	$16,128	191%	$65,095	$28,793	$36,302	126%
Total gross profit	$25,559	$32,099	$(6,540)	(20%)	$111,735	$73,703	$38,032	52%
Hardware	2%	34%		(32%)	28%	32%		(4%)
Cloud and other services	20%	26%		(6%)	31%	46%		(15%)
Total gross margin	14%	31%		(17%)	30%	36%		(6%)

Total cost of revenue increased by $83.3 million, or 117%, for the three months ended June 30, 2026, and $132.7 million, or 103%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases reflected higher costs to support revenue growth and included $15.8 million of IPO-related stock-based compensation expense and related tax costs.
Hardware gross margin decreased to 2% for the three months ended June 30, 2026, compared to 34% for the same period in 2025 and to 28% for the six months ended June 30, 2026, from 32% in the corresponding period in 2025. The decreases were primarily attributable to the amortization of customer warrant assets as a reduction of revenue and IPO-related stock-based compensation expense and related tax costs. Excluding these items, which are not part of our core business, hardware gross margin improved by 5 percentage points and by 8 percentage points year over year for the three and six months ended June 30, 2026, respectively, reflecting lower material costs and continued improvement in manufacturing efficiency.
Cloud and other services gross margin decreased to 20% for the three months ended June 30, 2026 compared to 26% for the same period in 2025 and to 31% for the six months ended June 30, 2026 compared to 46% in the corresponding period in 2025. The decreases were primarily attributable to the amortization of customer warrant assets as a reduction of revenue and IPO-related stock-based compensation expense and related tax costs. Excluding these items, which are not part of our core business, cloud and other services gross margin improved by 16 percentage points and was flat year over year for the three and six months ended June 30, 2026, respectively. The improvement in gross margin for the three months ended June 30, 2026, was due to higher pricing and greater utilization of deployed capacity.
Total gross profit decreased by $6.5 million for the three months ended June 30, 2026, and increased by $38.0 million for the six months ended June 30, 2026, compared to the same periods in 2025. Total gross margin decreased to 14% for the three months ended June 30, 2026 from 31% for the same period in 2025, and decreased to 30% for the six months ended June 30, 2026, from 36% in the corresponding period in 2025. Excluding the effects of IPO-related stock-based compensation expense and related tax costs, pass-through revenue and costs, and amortization of customer warrant assets as a reduction of revenue, which are not part of our core business, total gross margin improved 9 percentage points and 7 percentage points, year over year, for the three and six months ended June 30, 2026, respectively due to a higher mix of cloud and inference revenue and improved hardware and cloud margins discussed above.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$320,151	$60,768	$259,383	427%	$395,646	$113,519	$282,127	249%
Percentage of revenue	178%	59%			106%	56%
Research and development expenses increased by $259.4 million, or 427%, for the three months ended June 30, 2026, and $282.1 million, or 249%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases were primarily attributable to $228.0 million of IPO-related stock-based compensation and related tax costs in each period, as well as continued investment in headcount, engineering, product and software development initiatives, including next-generation product programs and prototype activities.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$86,969	$18,228	$68,741	377%	$101,670	$28,554	$73,116	256%
Percentage of revenue	48%	18%			27%	14%
Sales and marketing expenses increased by $68.7 million, or 377%, for the three months ended June 30, 2026, and $73.1 million, or 256%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases were primarily attributable to $75.0 million and $80.0 million, respectively, of IPO-related stock-based compensation and related tax costs, partially offset by lower data center cloud spend on trial customers.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$95,672	$10,285	$85,387	830%	$106,689	$17,282	$89,407	517%
Percentage of revenue	53%	10%			29%	9%
General and administrative expenses increased by $85.4 million, or 830%, for the three months ended June 30, 2026, and $89.4 million, or 517%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases were primarily attributable to $65.0 million of IPO-related stock-based compensation and related tax costs in each period, as well as higher legal and other professional services, personnel-related costs, insurance costs and consulting fees to support public company operations.
Other Income, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Other income, net	$26,979	$368,358	$(341,379)	(93%)	$29,507	$374,644	$(345,137)	(92%)
Other income, net decreased by $341.4 million, or 93%, for the three months ended June 30, 2026, and $345.1 million, or 92%, for the six months ended June 30, 2026, compared to the same periods in 2025. The decrease was primarily attributable to the non-recurring $363.3 million gain recognized in the prior-year period from the release of the forward contract liability following cancellation of the committed purchase obligation. Other decreases include $19.7 million and $38.6 million, respectively, of non-cash interest expense recognized against the Working Capital Loan and added to deferred revenue as part of the OpenAI arrangement, as further discussed in Note 10 - Debt to our condensed consolidated financial statements. The decreases were partially offset by $43.5 million and $59.7 million, respectively, from higher interest and dividend income due to higher cash, cash equivalents, and investment balances.
Income Tax Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$274	$1,664	$(1,390)	(84%)	$1,771	$3,347	$(1,576)	(47%)
Income tax expense decreased by $1.4 million, or 84%, for the three months ended June 30, 2026 and $1.6 million, or 47%, for the six months ended June 30, 2026, compared to the same periods in 2025. The decreases were primarily attributable to lower state tax expense resulting from tax benefits from employee stock-based compensation deductions in connection with the IPO, partially offset by higher income tax expense for international subsidiaries.

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
Core Gross Profit
We define core gross profit as gross profit presented in accordance with GAAP, adjusted to exclude pass-through revenue and related data center costs as these are not part of our core technology or service offerings. In addition, we exclude non-cash amortization of customer warrant assets, stock-based compensation expense, and employer payroll tax related to stock-based compensation from the IPO. We present core gross profit because it provides investors and other users of our financial information with additional information to evaluate the value of our hardware delivery to customers, whether through direct hardware sales or cloud services. This measure also provides an additional basis for comparing business performance across companies and periods by excluding the effects of items that may vary for reasons unrelated to core technology and service offerings that did not occur in prior periods.

A reconciliation of our GAAP gross profit, the most directly comparable GAAP financial measure, to core gross profit is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP gross profit	$25,559	$32,099	$111,735	$73,703
Less: Pass-through revenue and related data center costs, net(1)	(428)	—	(549)	—
Add: Amortization of customer warrant assets(1)	44,262	—	46,315	—
Add: Stock-based compensation expense	15,353	187	16,303	513
Add: Employer payroll tax related to stock-based compensation from IPO(2)	471	—	471	—
Core gross profit	$85,217	$32,286	$174,275	$74,216
_______________
(1)Core gross profit does not include the tax effects of the non-GAAP adjustments because such tax effects were not material during the periods presented.
(2)Employer payroll taxes related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity-based vesting condition was satisfied in connection with our IPO.
Core Operating Loss
We define core operating loss as loss from operations presented in accordance with GAAP, adjusted to exclude pass-through revenue and data center costs, amortization of customer warrant assets, stock-based compensation expense, and employer payroll tax related to stock-based compensation from IPO. We have presented core operating loss because we consider core operating loss to be a useful metric for investors and other users of our financial information in evaluating our overall operating performance. This metric also provides investors and other users of our financial information with an additional tool to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance.

A reconciliation of our GAAP loss from operations, the most directly comparable GAAP financial measure, to core operating loss is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP loss from operations	$(477,233)	$(57,182)	$(492,270)	$(85,652)
Less: Pass-through revenue and related data center costs, net(1)	(428)	—	(549)	—
Add: Stock-based compensation expense(1)	377,008	13,281	386,601	22,435
Add: Amortization of customer warrant assets(1)	44,262	—	46,315	—
Add: Employer payroll tax related to stock-based compensation from IPO(2)	22,778	—	22,778	—
Core operating loss	$(33,613)	$(43,901)	$(37,125)	$(63,217)
_______________
(1)Core operating loss does not include the tax effects of the non-GAAP adjustments because such tax effects were not material during the periods presented.
(2)Employer payroll taxes related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity-based vesting condition was satisfied in connection with our IPO.
Core Net Loss
We monitor core net loss for planning and performance measurement purposes. We define core net loss as net income (loss) presented in accordance with GAAP, adjusted to exclude pass-through revenue and data center costs, amortization of customer warrant assets, stock-based compensation, the extinguishment of forward contract liability, and employer payroll tax related to stock-based compensation from IPO. We have presented core net loss because we believe that the exclusion of these charges allows for a more relevant comparison of our results of operations to other companies in our industry and facilitates period-to-period comparisons as it eliminates the effect of certain factors unrelated to our overall operating performance. Our calculation of core net loss does not currently include the tax effects of the stock-based compensation expense adjustment because such tax effects have not been material to date.
A reconciliation of our GAAP net loss, the most directly comparable GAAP financial measure, to our core net loss is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net income (loss)	$(450,528)	$309,512	$(464,534)	$285,645
Less: Pass-through revenue and related data center costs, net(1)	(428)	—	(549)	—
Less: Extinguishment of forward contract liability	—	(363,336)	—	(363,336)
Add: Stock-based compensation expense(1)	377,008	13,281	386,601	22,435
Add: Amortization of customer warrant assets(1)	44,262	—	46,315	—
Add: Employer payroll tax related to stock-based compensation from IPO(2)	22,778	—	22,778	—
Core net loss	$(6,908)	$(40,543)	$(9,389)	$(55,256)
_______________
(1)Core net loss does not include the tax effects of the non-GAAP adjustments because such tax effects were not material during the periods presented.
(2)Employer payroll taxes related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity-based vesting condition was satisfied in connection with our IPO.
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $7.4 billion and marketable securities of $1.2 billion. Our cash and cash equivalents primarily consisted of cash deposited in money market or holding accounts with financial institutions. Marketable securities were comprised of investments in U.S. government securities with an original maturity greater than three months at the time of purchase but less than or equal to one year at period-end.

Since our inception, we have financed our operations primarily through sales of common stock and redeemable convertible preferred stock and payments from our customers, including prepayments from customers. On May 15, 2026, we completed the IPO, in which we issued and sold 34,500,000 shares of Class A common stock at $185.00 per share. We received net proceeds of approximately $6.2 billion from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. As of June 30, 2026, we had an outstanding Working Capital Loan of $918.2 million related to the remaining principal balance of the Working Capital Loan with OpenAI. Our principal uses of cash in recent periods have been to fund our operations and invest in research and development. As of June 30, 2026, we had an accumulated deficit of $1.4 billion.
We believe that our current cash, cash equivalents, restricted cash, and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements, however, will depend on many factors, including our growth rate, the portion of our business that comes from cloud services requiring additional capital expense for our systems and related long-term data center obligations, the timing and extent of our sales and marketing and research and development expenditures including personnel costs, capital expenditures for tape-outs of our chip designs, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for operational and/or financial covenants that further restrict our operations. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(47,488)	$(123,843)
Net cash used in investing activities	$(1,309,933)	$(87,296)
Net cash provided by financing activities	$7,853,242	$5,148

Operating Activities
Net cash used in operating activities was $47.5 million for the six months ended June 30, 2026, reflecting a net loss of $464.5 million and a $142.4 million net use of cash from changes in operating assets and liabilities, partially offset by $559.5 million of non-cash charges. Non-cash charges consisted primarily of $386.6 million of stock-based compensation expense, $46.3 million of amortization of customer warrant assets, and $42.6 million of depreciation and amortization expense.
Net cash used in operating activities was $123.8 million for the six months ended June 30, 2025, reflecting net income of $285.6 million, offset by $317.5 million of net non-cash adjustments and a $91.9 million net use of cash from changes in operating assets and liabilities. Net non-cash adjustments consisted primarily of a $363.3 million non-cash gain from the extinguishment of the forward contract liability, partially offset by $22.4 million of stock-based compensation expense and $9.3 million of depreciation and amortization expense.
Investing Activities
Net cash used in investing activities of $1.3 billion for the six months ended June 30, 2026 was the result of $1.3 billion in purchases of various investments and $548.9 million in purchases of property and equipment primarily for systems to deliver Cerebras Cloud services, offset by $514.5 million in maturities and sales of these investments.
Net cash used in investing activities of $87.3 million for the six months ended June 30, 2025 was the result of $185.1 million in purchases of property and equipment and purchases of $20.2 million in various investments offset by $118.0 million in maturities and sales of these investments.
Financing Activities
Net cash provided by financing activities of $7.9 billion for the six months ended June 30, 2026 was the result of $6.2 billion in proceeds from our initial public offering, net of underwriting discounts and commissions, $1.0 billion net proceeds from the issuance of Series H redeemable convertible preferred stock, $1.0 billion received from the Working Capital Loan from OpenAI, $20.2 million in proceeds from stock option exercises, and $15.0 million in proceeds from issuance of common stock, partially offset by $416.7 million of tax withholding related to the tender offer and the IPO, $12.7 million in payments of deferred offering costs and other financing activities, and $3.8 million in fees paid for the revolving credit facility.
Net cash provided by financing activities of $5.1 million for the six months ended June 30, 2025 was primarily the result of $5.2 million in proceeds from stock option exercises.
Commitments and Contractual Obligations
Operating lease commitments. As of June 30, 2026, our operating lease commitments included data centers and corporate office leases, for which we had fixed lease payment obligations of $690.3 million. During the three months ended June 30, 2026, we executed non-cancelable lease agreements for additional data center capacity with lease commencement dates in 2026. These agreements are not included in the $690.3 million amount above. In the third quarter of 2026, we entered into additional non-cancelable lease agreements for data center capacity, also with lease commencement dates in 2026. Aggregate undiscounted future minimum lease payments under these agreements total approximately $2.3 billion over the respective lease term. Refer to Note 15 - Leases and Note 17 - Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Purchase commitments. As of June 30, 2026, future payments related to non-cancelable commitments for contracts with a remaining term of over one year are as follows: $3.6 million (remaining 6 months of 2026), $6.2 million (2027), and $0.5 million (2028). Refer to Note 16 - Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
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
Foreign Currency and Exchange Risk
The functional currency for our subsidiaries located in Canada and India is the local currency of the country in which the subsidiary operates. The functional currency of our subsidiary in France is the U.S. dollar. Accordingly, we are exposed to foreign currency translation risk related to subsidiaries whose functional currencies are not the U.S. dollar and foreign currency transaction remeasurement risk when transactions are denominated in a currency other than the applicable entity’s functional currency. However, we engage in a small number of and immaterial transactions outside of the functional currency of the reporting unit, resulting in negligible exposure to foreign currency risk. We have not hedged such exposure, although we may do so in the future if our exposure to foreign currency risk increases. A hypothetical 10% change in the relative value of the U.S. dollar would not have a material effect on our unaudited condensed consolidated financial statements for the periods presented.
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $7.4 billion as of June 30, 2026. Cash and cash equivalents primarily consist of amounts deposited in money market instruments with financial institutions and having original maturity of three months or less. We hold cash and cash equivalents for working capital purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would increase or decrease other income, net by $22.0 million.
As of June 30, 2026, we had $918.2 million outstanding under the Working Capital Loan with OpenAI. This note bears interest at a fixed rate of 6.0% per annum. The note permits repayment in cash or through the delivery of services under the related commercial arrangement, and accrued interest attributable to amounts repaid through the delivery of services is deemed paid in accordance with the terms of the note. Because the interest rate on the note is fixed and does not reset based on changes in SOFR, prime, or another market interest rate, changes in market interest rates would not affect the contractual interest rate or related interest expense recognized on the note. A hypothetical 10% change in interest rates would not have a material effect on our unaudited condensed consolidated financial statements for the periods presented.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.
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
•implementation of IT general controls to manage access and program changes within our IT environment;
•engagement with external consultants with extensive Sarbanes-Oxley Act experience; and
•consulting with experts on technical accounting matters, internal controls, and the preparation of our financial statements.
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

Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows, or financial condition.
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
•Our supply chain is long, complex, and global, with many interdependencies. Any significant fluctuations in supply and demand or disruption to our supply chain may harm our ability to manufacture and deliver our products to our customers.

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
We have experienced significant growth in a short period of time. Our revenue increased from $290.3 million for the year ended December 31, 2024 to $510.0 million for the year ended December 31, 2025, and to $373.5 million in the six months ended June 30, 2026. We may not achieve similar growth rates in future periods. You should not rely on our results of operations for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer, and our stock price could decline.
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
We incurred net loss of $450.5 million and net income of $309.5 million for the three months ended June 30, 2026 and 2025, respectively, and net loss of $464.5 million and net income of $285.6 million for the six months ended June 30, 2026 and 2025, respectively, and have a history of generating net losses. We incurred core net loss of $6.9 million and core net loss of $40.5 million for the three months ended June 30, 2026 and 2025, respectively, and core net loss of $9.4 million and core net loss of $55.3 million for the six months ended June 30, 2026 and 2025 after excluding the impact of stock-based compensation expense, pass-through revenue and costs, amortization of customer warrant assets and other one-time adjustments from our GAAP net loss. For more information and for a reconciliation of core net loss to net loss, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” As of June 30, 2026, we had an accumulated deficit of $1.4 billion. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses may continue if such increases in costs are not more than fully offset by increases in our revenue. We expect to continue to invest significant additional funds in expanding our business and research and development activities as we continue to develop new products. We launched our cloud-based inference offering in 2024, which required new investments in cloud infrastructure and data center capacity that we historically did not need for hardware system sales. We expect to significantly increase our investments in cloud infrastructure and data centers to enable growth in our inference service. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. Moreover, during the quarter in which the IPO was completed this year, we began recording stock-based compensation expense for RSUs and PRSUs that we have granted to our service providers, which generally vest upon the satisfaction of both service-based or market-based and liquidity-based vesting conditions occurring before the award’s expiration date. The liquidity-based vesting condition for such RSUs and PRSUs was satisfied in connection with the IPO, resulting in significant increases to our stock-based compensation expense.
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
A substantial portion of our revenue is driven by a limited number of customers. Mohamed bin Zayed University of Artificial Intelligence (“MBZUAI”) accounted for 34% and 70% of our total revenue for the three months ended June 30, 2026 and 2025, respectively, and 49% and 47% for the six months ended June 30, 2026 and 2025, respectively. Group 42 Holding Ltd (together with its affiliates, “G42”) accounted for 9% and 18% for the three months ended June 30, 2026 and 2025, respectively, and 10% and 41% for the six months ended June 30, 2026 and 2025, respectively. In December 2025, we entered into the MRA with OpenAI, which represents a substantial portion of our projected revenues over the next several years.

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

Further, as of June 30, 2026, two customers accounted for 76% of our accounts receivable balance. As of December 31, 2025, one customer accounted for 78% of our accounts receivable balance. This customer concentration increases the risk of quarterly fluctuations in our results of operations and our sensitivity to any material adverse developments experienced by, or in our relationships with, our significant customers. G42 and MBZUAI are considered related parties with respect to each other as defined by Accounting Standards Codification 850, Related Party Disclosures. The loss of, any substantial reduction in sales to, or the default on payments by, any of our significant customers would harm our business, financial condition, results of operations, and prospects.
In June 2026, we entered into a commercial agreement with AWS (“AWS Commercial Agreement”) that provides for a strategic collaboration to deploy a joint compute solution in AWS data centers. The AWS Commercial Agreement includes an initial multi-year lease of our systems, options for future procurement of products and services, pricing commitments, exclusivity, minimum manufacturing capacity guarantees, and certain other protections in favor of AWS. These commitments may limit our ability to satisfy demand from other customers or prospective customers. In addition, if AWS does not purchase additional products or services under the agreement, we may have excess inventory and manufacturing capacity. Conversely, if AWS purchases additional products and services, as contemplated by our minimum capacity commitments in the AWS Commercial Agreement, AWS may represent a material percentage of our revenue at such time. Any adverse developments in our relationship with AWS, including any delays in the strategic collaboration, reduced sales or AWS’s decision not to purchase products or services beyond the initial lease, or our failure to perform under the AWS Commercial Agreement, would harm our business, financial condition, results of operations, and prospects.
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
In addition, the size of our data centers, and the total value of such data center contracts, have increased substantially over a short period of time, and may continue to increase in the near future. The types of financing arrangements, corporate structure, contract terms, and risk allocation for our prior data center transactions may not be appropriate for such larger commitments. Breaches or early terminations of data center agreements expose us to substantial damages and early termination fees. Regardless of size, we have limited experience evaluating data center providers, including their ability to build, operate, and finance their properties. In addition, demand for data center capacity is currently very high and in many cases, developers lack demonstrable experience across required phases of data center projects, making accurate assessments of project timing and quality difficult. We have in the past contracted, and may in the future contract, with data center providers that prove to be unsatisfactory, and have had disputes with such providers. Such disputes are and may continue to be costly to us. Any disputes with data center providers, and data center downtime, malfunctions, and delayed ready-for-service dates, have and may again cause us to incur litigation costs, settlement costs, damages, or penalties to our customers for missed service-level agreements or committed delivery dates. Any adverse developments with our data center providers may cause us to miss delivery obligations to our customers and revenue targets, and have a negative impact on our business, financial condition, results of operations, and prospects.
Our cloud-based offerings are subject to certain risks and challenges. Unfavorable or uncertain conditions in the training or inference cloud market, as well as for AI infrastructure, may cause fluctuations in our results of operations.
Our offerings include a cloud-based platform, where customers can purchase our AI computing solutions on a consumption-based or dedicated capacity model. This business model is intended to allow customers to choose the solution that best aligns with their budgetary, security, and scalability requirements. The risks and challenges of a cloud-based business model may be different from selling our products for on-premises use. For instance, building and scaling a cloud-based platform requires us to make significant capital expenditures to manufacture more hardware systems, to lease data centers with sufficient power and cooling infrastructure, and to maintain sufficient units on hand, which requires resources to be reallocated from producing units that could otherwise be sold to customers for on-premises use. In order to support a cloud-based business model, we also incur additional IT and personnel costs to service and manage our clusters, including managing and optimizing capacity allocations and utilization rates, as well as rely on third-party infrastructure, such as AWS for certain data transmission needs. The success of our cloud-based offering may further be impacted by our ability to obtain or maintain industry security certifications for our platform and, with respect to public sector customers, our ability to navigate factors such as budget cycles, procurement rules, eligibility criteria, and domestic preference rules. There is no assurance that investments in our cloud-based platform will lead to increased revenue as compared to other business models. In addition, we introduced our cloud-based inference offering in 2024. Such a product presents new and additional risks to us, including substantially increasing the number of users accessing our cloud, which may increase cybersecurity and compliance risk as well as risk of outages due to overcapacity or otherwise.

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
Data center facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, litigation to stop, limit, or delay operations, and other legal challenges, including local government agencies seeking to gain access to customer accounts for law enforcement or other reasons. The imposition of tariffs, regulatory requirements, and increased focus on data sovereignty and data localization requirements around the world could also impact our business model with respect to the storage, management, and transfer of data, and may impact where we choose to lease data centers, which can affect our opportunities for international expansion. Additionally, government authorities have in the past sought to restrict data center development based on environmental considerations and have imposed moratoria on data center development, citing concerns about energy usage, requiring new data centers to meet energy efficiency requirements. We may face higher costs from any laws requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements. Because data center agreements tend to have long terms and high upfront costs, any changes in regulations, government actions, customer preferences, or otherwise that occur after an investment is made into a data center could cause significant financial loss. In addition, while we have entered into various agreements for the lease of data center space, equipment, maintenance, and other services, those third parties could fail to deliver on their contractual obligations under those agreements, including agreements to provide us with certain data, equipment, and utilities information required to run our business. Furthermore, we require the data centers we lease to have certain highly specific attributes in order to effectively run our business. For example, these state-of-the-art data centers require networking equipment, high-speed interconnects, enhanced access to power, and liquid cooling infrastructure. In many cases, these third-party data centers are required to undergo extensive retrofitting and improvement efforts, including to incorporate novel developments in our industry, which are time consuming, expensive, and less efficient than if we were to lease spaces already designed for our operations, and which may not ultimately be successful in meeting all of our requirements. If third parties fail to successfully deliver on such performance requirements, our ability to maintain the performance of our network would be negatively impacted. In addition, if data center operators are delayed in making the facilities available to us, we may not be able to fulfill our customer contractual obligations in a timely manner, causing us financial and reputational harm.

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
In addition, the MRA with OpenAI and most of our customer agreements and terms of service contain service-level commitments and capacity ramp schedules. If we are unable to meet the stated service-level commitments or capacity ramp schedules due to data center downtime, performance problems, or defects, we may be contractually obligated to provide the affected customers with service credits or refunds, or be subject to breach of contract damages, which could significantly affect our results of operations in the periods in which any issues occur and the credits or refunds are applied or when damages are awarded. As a result of degradation of service and interruptions to our platform, we have provided, and may continue to provide, service credits and/or refunds to certain of our affected customers. Under the MRA, if we experience a certain level of failure with respect to such service levels, OpenAI has the right to terminate a portion of or all of the agreement. We could also face customer terminations with refunds of prepaid amounts, which could significantly affect our results of operations. Any failures to achieve or maintain the performance standards required under the MRA or other customer agreements would harm our business and result in substantial financial penalties, loss of contractual protections, customer dissatisfaction, damage to our reputation, and substantial harm to our business, financial condition, and results of operations.
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
We plan investment levels for our cloud-based offerings based on estimates of future customer demand and future anticipated rates of growth. In recent periods, our cloud services and license support expenses have grown to meet current and expected demand for our inference solutions, including investments to increase our data center capacity and to establish data centers in new geographic locations. In connection with these investments, we entered, and expect to continue to enter, into long-term lease commitments with third-party data center providers and other significant commitments with suppliers, including investments in scaling up our contract manufacturers. If we underestimate customer demand or our data center capacity needs, we may face shortages of available infrastructure, limiting our ability to support customer growth and potentially causing us to lose business to competitors. Conversely, if we overestimate customer demand or our data center capacity needs, we could be locked into multi-year commitments for excess data center space, or be required to pay significant contract termination fees to exit such obligations early. Further, we typically depreciate our assets over their estimated useful lives, which could be shortened should our inference solutions and related strategy change, which could harm our business, financial condition, results of operations, and prospects.

In contrast to the long-term data center commitments, our customer agreements for cloud-based offerings have shorter terms, which makes it more difficult to forecast customer demand. For example, the MRA with OpenAI provides for multi-year initial capacity commitments along with potential multi-year renewal terms, but there can be no assurance that OpenAI will renew these commitments or that we will be able to fully utilize the capacity if OpenAI elects not to renew. Further, the volatility of the industry we operate in makes it difficult for us and our customers to accurately forecast needs. Data centers in geographies that we desire may also be unavailable within the timeframe we require, on commercially reasonable terms, or at all. Under the MRA, unless otherwise agreed to, we are required to deliver capacity tranches across specified numbers of data centers with minimum capacity thresholds per campus, which may constrain our flexibility in selecting data center locations and providers. We are also required to achieve certain physical and cybersecurity requirements at data centers, which could also limit the pool of available data center providers or increase our costs.
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
We may develop our own data centers in the future, rather than relying on third parties, which may result in additional difficulties. For example, any potential expansion of our data center infrastructure would be complex, and unanticipated delays in the completion of those projects, including permitting, land and construction issues, and availability of components, may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our platform. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade our platform or increase our costs. We would also have to invest in expertise in large scale infrastructure projects and hire appropriate talent that is different from our current employee base.

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
In addition to releasing next generation versions of existing products, our business strategy may involve introducing new offerings to the market, which are subject to different risks and uncertainties. There can be no assurance that such new offerings will be broadly accepted. For instance, we released our inference solution in 2024, and if we fail to win broad customer adoption, we will be unable to participate in a significant segment of the AI market. Our customers, in particular for our cloud-based offerings, may also not be able to accurately forecast their AI compute needs. Accordingly, we may not be able to enter into long-term contracts or even if we do, we may be asked by customers to revise contracts later if their circumstances change. If contracts are terminated, breached, or not renewed, we may have large quantities of idle systems in our cloud, that take time to resell. In addition, if market demand for high-speed inference, including for real-time, agent-based, or other similar applications, does not exist or increase as expected, our inference solution may not be successful. The competitive landscape, customer preferences, market pressures, and technical and product challenges for new products or services may be different from our existing offerings. We can provide no assurance that new product offerings will achieve success on a timely basis, or at all. Evolving legal and regulatory landscape may also influence customer preferences. For example, prospective customers may favor closed-source AI model providers who provide indemnification against copyright infringement claims as compared to open source AI models, and such biases may change as the current cohort of AI copyright-infringement litigation proceed through the courts. If our solutions do not allow us or our customers to comply with the latest regulatory requirements, sales of our solutions and services to existing customers may decrease and new customers will be less likely to adopt our offerings.
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
Our supply chain is long, complex, and global, with many interdependencies. Any significant fluctuations in supply and demand or disruption to our supply chain may harm our ability to manufacture and deliver our products to our customers.
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
We have grown rapidly since we were founded in 2016. For example, our total headcount has grown, and we have employees located in the United States, Canada, India, and other countries. Our customer base has also grown and we expect it to continue to grow. The rapid growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources.

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
We rely on a number of internal business processes and IT systems to support key business functions, including our supply chain and inventory management systems, and the efficient operation of these processes and systems is critical to our business. Our business processes and IT systems need to be sufficiently scalable to support the growth of our business and may require modifications or upgrades that expose us to a number of operational risks. As such, our IT systems will continually evolve and adapt in order to meet our business needs. These changes may be costly and disruptive to our operations and could impose substantial demands on management time. These changes may also require changes in our IT systems, modification of internal control procedures and significant training of employees and third parties, as well as other resources. We continuously work on simplifying our IT systems and applications through consolidation and standardization efforts. There can be no assurance that our business and operations will not experience any disruption in connection with this transition. Our IT systems, and those of our third-party IT providers or business partners, may also be vulnerable to damage or disruption caused by circumstances beyond our control including catastrophic events, power anomalies or outages, natural disasters, viruses or malware, cyber-attacks, insider threat attacks, unauthorized system or data modifications, data breaches and computer system or network failures, exposing us to significant cost, reputational harm and disruption or damage to our business. In addition, as our IT environment continues to evolve, we are embracing new ways of communicating and sharing data internally and externally with customers and partners using methods such as mobility and the cloud that can promote business efficiency. However, these practices can also result in a more distributed IT environment, making it more difficult for us to maintain visibility and control over internal and external users, and meet scalability and administrative requirements. If our security controls cannot keep pace with the speed of these changes or if we are not able to meet regulatory and compliance requirements, or if we are unable to address any of the concerns described above, our business, financial condition, results of operations, and prospects may be harmed.

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
While we do not license for profit, sell access to, or otherwise derive revenue directly from the use of AI models, we have trained AI models on publicly available datasets, similar to many other developers of AI models, and released certain of such models to the community under certain open-source licenses. We also provide AI model services to our customers, where we leverage our expertise to help customers train their models with architectures, parameter sizes, and data sets and types of their choosing, which may include publicly available or proprietary data sets or a combination of both. The act of such training necessarily involves transmission and use of certain data on our systems. Like other developers of AI models who are subject to litigation and other disputes arising from the training, fine-tuning, use, or development of AI models, we are currently (see Note 16 - Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and may in the future be subject to lawsuits alleging that we reproduced, copied, displayed, distributed, or made derivative works of, or otherwise misused copyrighted materials to train our or our customers’ AI models without the authorization of the relevant copyright owners, or otherwise infringed third-party proprietary rights in training data, including rights of publicity. However, this remains an unsettled area of U.S. law and U.S. courts are currently weighing a number of lawsuits involving claims that the reproduction of data for training AI models, or the use of AI models trained on copyrighted data, infringes the rights of copyright holders. In addition, we have and may continue to fine-tune certain third-party AI models. While we believe we are in compliance with the applicable license terms of such models, the interpretation of such licenses may vary, and we may be subject to claims that we have violated the terms of such licenses.
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
We service our customers around the world. We are subject to numerous, and sometimes conflicting, legal regimes of the United States and foreign national, state, and provincial authorities on matters as diverse as anti-corruption, trade restrictions, tariffs, taxation, sanctions, anti-competition, intellectual property, data security, and privacy. U.S.. laws may be different in significant respects from the laws of countries where we operate or we or our customers may enter, forcing businesses to choose between compliance with conflicting legal regimes. We also may seek to expand operations in emerging market jurisdictions where legal systems are less developed or familiar to us.
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
From time to time, we may be subject to warranty or product liability claims arising from defects or perceived defects in our products or in third-party components that we integrate into our products, which may lead to significant expenses. If a customer’s equipment fails in use, the customer may incur significant expenses, as well as lost revenue. The customer may claim that a defect in our product caused the equipment failure and assert a claim against us to recover monetary damages, including indirect and consequential damages. The process of identifying a defective or potentially defective product in complex systems may be lengthy and require significant resources, and we may incur significant replacement costs and contract damage claims from our customers. In certain situations, we may consider incurring the costs or expenses related to a recall of one of our products in order to avoid the potential claims that may be raised should a customer suffer a failure due to a design or manufacturing process defect. Any such liabilities may greatly exceed any revenue we receive from the relevant products. Costs, payments, or damages incurred or paid by us in connection with warranty and product liability claims could exceed our product liability insurance coverage, or warranty reserves, and could harm our business, financial condition, results of operations, and prospects.
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
Prior to the completion of the IPO, we were a private company since our inception and, as such, we did not have the internal control and financial reporting requirements that are required of a publicly traded company. In connection with the preparation of our financial statements, we identified certain material weaknesses in our internal control over financial reporting that existed as of June 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
We have identified material weaknesses in our internal control over financial reporting in the past, most recently for the period ended June 30, 2026, and cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, new internal processes and procedures, and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience further deficiencies in our controls.
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
Following the Phase Two Effective Date (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the Revolving Credit Agreement imposes operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions (in each case, subject to certain exceptions) on our ability to:
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
Immediately following the completion of the IPO, no stockholder or group of stockholders controls over 50% of the voting power of our outstanding capital stock. However, if in the future a stockholder or group of stockholders controls over 50% of the voting power of our outstanding capital stock, we may be eligible to elect the “controlled company” exemptions to the Nasdaq corporate governance rules for publicly listed companies. If we are a “controlled company,” we would not be required to have a majority of our board of directors be independent, nor would we be required to have a compensation committee or an independent nominating and corporate governance committee. If we chose to take advantage of the “controlled company” status in the future, our status as a “controlled company” could cause our Class A common stock to be less attractive to certain investors and the market price of our Class A common stock could decline.

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
The price of our Class A common stock has fluctuated and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
In addition, as of June 30, 2026, we had stock options outstanding that, if fully exercised, would result in the issuance of 21,906,818 shares of our Class A common stock and 5,315,618 shares of our Class B common stock and 15,145,010 shares of our Class A common stock and 12,483,860 shares of our Class B common stock issuable upon vesting of outstanding RSUs. We have registered the shares of our common stock subject to outstanding stock options and RSUs and shares that will be issuable pursuant to future awards granted under our equity incentive plans on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the price of our Class A common stock to decline or be volatile.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to support compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant finance, legal, accounting, and other expenses, including director and officer liability insurance, that we did not incur as a private company, and which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, stock exchange listing requirements, and other applicable securities rules and regulations impose various requirements on public companies in the United States. Our management and other personnel are expected to devote a substantial amount of time to support compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs, including hiring additional personnel, and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Option, Warrant, and Common Stock Issuances
From April 1, 2026 to June 30, 2026, we issued and sold to our employees, consultants, and other service providers an aggregate of 3,325,730 shares of our Class A common stock upon the exercise of stock options under our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), at exercise prices ranging from $0.36 to $13.01 per share, for a weighted-average exercise price of $4.48 per share, after giving effect to conversion of shares of our Class B common stock to shares of and awards for our Class A common stock that occurred in May 2026.
From April 1, 2026 to June 30, 2026, we granted to our employees, consultants, and other service providers restricted stock units covering an aggregate of 2,012,014 shares of our Class A common stock under the 2016 Plan, after giving effect to conversion of shares of and awards for our Class B common stock to shares of our Class A common stock that occurred in May 2026.
In April 2026, we issued a warrant to G42 to purchase an aggregate of up to 1,655,975 shares of Class N common stock at an exercise price of $0.01 per share (the “2026 G42 Warrant”). The 2026 G42 Warrant was exercised in full in April 2026, pursuant to which we sold an aggregate of 1,655,975 shares of Class N common stock for an aggregate purchase price of $17 thousand.
In June 2026, we issued to Amazon.com NV Investment Holdings LLC (“AWS Warrantholder”) a warrant (the “AWS Warrant”) to acquire up to 2,696,678 shares of Class N common stock (the “AWS Warrant Shares”) at an exercise price of $100.00 per AWS Warrant Share. Of these AWS Warrant Shares, 269,668 AWS Warrant Shares vested immediately upon issuance of the AWS Warrant, and the remaining 2,427,010 AWS Warrant Shares vest in tranches upon the attainment of specified payment thresholds prior to the fifth anniversary of issuance, based on aggregate payments by affiliates of the AWS Warrantholder to us pursuant to certain commercial arrangements between the parties. Upon the consummation of a change of control of Cerebras, if the AWS Warrant is vested with respect to fewer than 1,618,007 AWS Warrant Shares, then a number of additional AWS Warrant Shares will vest such that an aggregate of 1,618,007 AWS Warrant Shares are vested. The AWS Warrant includes a limitation on exercise that prohibits the AWS Warrantholder from beneficially owning more than 4.999% of our outstanding Class A common stock and Class N common stock collectively (subject to the AWS Warrantholder’s ability to increase such limit). The AWS Warrant expires on June 19, 2033.
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
Use of Proceeds
On May 15, 2026, we closed the IPO, in which we sold 34,500,000 shares of our Class A common stock at a price to the public of $185.00 per share. The shares offered and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-295145), which was declared effective by the SEC on May 13, 2026. We raised $6.2 billion, after deducting underwriting discounts and commissions and estimated offering expenses of $165.4 million. We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations arising from the settlement of RSUs for which the service condition had been satisfied prior to the IPO and for which the performance condition was satisfied upon completion of the IPO. We expect to use the remaining net proceeds for general corporate purposes, including working capital and operating expenses. Additionally, we may use a portion of the net proceeds to acquire or invest in businesses, products, services or technologies. However, we do not have agreements or commitments for any material acquisitions or investments at this time. We cannot specify with certainty the particular uses of the net proceeds that we received from the IPO. Accordingly, we will have broad discretion in using these proceeds. Pending the use of proceeds from the IPO as described above, we may invest the net proceeds that we received in the IPO in short-duration fixed income securities, including government debt securities and money market funds.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.

Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, the following directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (each a “Rule 10b5-1 Trading Arrangement”):

Name	Title of Director or Officer	Action	Date of Action	Total Shares of Common Stock to be Sold	Expiration Date(1)
Eric Vishria	Director	Adopted	May 18, 2026	650,153	Close of market on the 2nd full trading day following the release of earnings for the Company’s fiscal quarter ending December 31, 2026
Lior Susan(2)	Director	Adopted	May 19, 2026	417,363	January 8, 2027
		Terminated	June 24, 2026
Andrew Feldman(3)	Chief Executive Officer, President, and Director	Adopted	May 20, 2026	1,500,000	August 20, 2027
Sean Lie(4)	Chief Technology Officer	Adopted	May 20, 2026	1,872,000	August 27, 2027
Yagnesh Patel(5)	Chief Accounting Officer	Adopted	June 29, 2026	34,375	August 31, 2027
Robert Komin	Chief Financial Officer	Adopted	June 30, 2026	128,000	August 31, 2027
Dhiraj Mallick(5)	Chief Operating Officer	Adopted	June 30, 2026	851,139	August 31, 2027
_______________
(1)    Each Rule 10b5-1 Trading Arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1(c) and permits transactions through and including, and is scheduled to terminate on, the earlier to occur of (a) the completion of sales or (b) the expiration date listed in the table.
(2)    This Rule 10b5-1 Trading Arrangement was adopted on May 19, 2026 for sales through January 8, 2027 and was terminated on June 24, 2026. No shares were sold under this Rule 10b5-1 Trading Arrangement prior to termination.
(3)    This Rule 10b5-1 Trading Arrangement includes a gift of 50,000 shares of Class A common stock to a donor-advised fund sponsored by a charitable organization under Section 501(c)(3) of the Internal Revenue Code.
(4)    This Rule 10b5-1 Trading Arrangement includes a gift of 432,000 shares of Class A common stock to a donor-advised fund sponsored by a charitable organization under Section 501(c)(3) of the Internal Revenue Code.
(5)    This Rule 10b5-1 Trading Arrangement covers the sale of shares of Class A common stock to be received following the vesting of certain stock-based awards and the satisfaction of tax obligations in connection with such vesting. The number of shares to be sold pursuant to this Rule 10b5-1 Trading Arrangement is dependent on the tax obligation incurred in connection with the vesting of the awards and, therefore, is indeterminable at this time.

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6.        Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	3.1	5/15/2026
3.2	Amended and Restated Bylaws of the Company	8-K	3.2	5/15/2026
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Class A Common Stock Certificate	S-1	4.2	4/17/2026
4.3	Amended and Restated Investors’ Rights Agreement, dated as of January 28, 2026, by and among the Registrant and the investors listed therein	S-1	4.3	4/17/2026
10.1(a)#	2026 Incentive Award Plan	S-1/A	10.3(a)	5/11/2026
10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2026 Incentive Award Plan	S-1	10.3(b)	4/17/2026
10.1(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2026 Incentive Award Plan	S-1	10.3(c)	4/17/2026
10.2#	2026 Employee Stock Purchase Plan	S-1/A	10.4	5/11/2026
10.3#	Non-Employee Director Compensation Program	S-1	10.5	4/17/2026
10.4#	Form of Indemnification and Advancement Agreement between the Registrant and each of its Directors and Executive Officers	S-1	10.6	4/17/2026
10.5+	Revolving Credit and Guaranty Agreement, dated as of April 14, 2026, by and among the Registrant, the obligors, lenders, and issuing banks party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	S-1	10.18	4/17/2026
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_______________
#Indicates management contract or compensatory plan.
+    Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish a copy of all omitted schedules and exhibits to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEREBRAS SYSTEMS INC.

Date:	August 12, 2026	By:	/s/ Andrew D. Feldman
		Name:	Andrew D. Feldman
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 12, 2026	By:	/s/ Robert Komin
		Name:	Robert Komin
		Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2026	By:	/s/ Yagnesh Patel
		Name:	Yagnesh Patel
		Title:	Chief Accounting Officer
(Principal Accounting Officer)