Form 10-Q
period 2026-09-30
Cerebras Systems Inc.
filed 2026-11-12
CIK 2021728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2026, the registrant had outstanding 160,084,168 shares of Class A common stock, 69,203,688 shares of Class B common stock, and 13,715,508 shares of Class N common stock, each with a par value of $0.00001 per share.

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
•our ability to successfully retain existing customers, including OpenAI OpCo, LLC (“OpenAI”), Group 42 Holding Ltd (together with its affiliates, “G42”), Mohamed bin Zayed University of Artificial Intelligence (“MBZUAI”), Amazon Web Services (“Amazon”), and other significant customers, and expand sales within our existing customer base;
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

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We intend to announce material information to the public through filings with the Securities and Exchange Commission (the “SEC”), the investor relations page on our website (investors.cerebras.ai), which includes our news site, our X account (@cerebras), our LinkedIn page (linkedin.com/company/cerebras-systems/), our blog (cerebras.ai/blog), press releases, public conference calls, and public webcasts. The information contained on, or that can be accessed through, the foregoing channels is not a part of this Quarterly Report on Form 10-Q. The information disclosed by the foregoing channels could be deemed to be material information. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, public conference calls and public webcasts. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website and in our periodic reports filed with the SEC.

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,074,752	$701,706
Restricted cash	444,042	228,672
Investments	4,286,026	406,531
Accounts receivable, net	231,762	50,423
Inventories	146,100	63,626
Customer warrants	140,174	60,906
Prepaid expenses and other current assets	542,805	31,782
Total current assets	8,865,661	1,543,646
Property and equipment, net	1,507,797	437,396
Customer warrants, net of current portion	951,800	91,447
Operating lease right-of-use assets	571,237	248,950
Other non-current assets	41,917	4,598
Total assets	$11,938,412	$2,326,037
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$236,981	$48,630
Deferred revenue	234,309	131,049
Operating lease liability	98,368	45,865
Customer deposits	108,715	354,460
Working capital loan	706,518	—
Accrued and other current liabilities	295,980	139,536
Total current liabilities	1,680,871	719,540
Deferred revenue, net of current portion	453,293	35,847
Operating lease liability, net of current portion	522,771	215,957
Working capital loan, net of current portion	122,564	—
Total liabilities	2,779,499	971,344
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.00001 par value per share: 100,000,000 shares and 113,258,719 shares authorized, as of September 30, 2026 and December 31, 2025, respectively; nil and 113,258,716 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	1,933,348
Stockholders’ equity (deficit)
Class A common stock, $0.00001 par value; 3,500,000,000 and 271,800,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 150,981,992 and 57,907,093 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	1
Class B common stock, $0.00001 par value; 240,000,000 and nil shares authorized as of September 30, 2026 and December 31, 2025, respectively; 78,592,929 and nil shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	—
Class N common stock, $0.00001 par value; 100,000,000 and 37,100,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 13,715,508 and nil shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock, at cost, 889,890 shares as of September 30, 2026 and December 31, 2025	(21,456)	(21,456)
Additional paid-in capital	10,714,672	346,829
Accumulated other comprehensive income (loss)	(3,224)	1,301
Accumulated deficit	(1,531,082)	(905,330)
Total stockholders’ equity (deficit)	9,158,913	(578,655)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$11,938,412	$2,326,037
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Hardware	$68,881	$96,794	$233,592	$236,763
Cloud and other services	141,928	38,920	350,732	101,785
Total revenue	210,809	135,714	584,324	338,548
Cost of revenue
Hardware	61,290	47,969	179,362	143,028
Cloud and other services	107,425	32,610	251,135	66,682
Total cost of revenue	168,715	80,579	430,497	209,710
Gross profit	42,094	55,135	153,827	128,838
Operating expenses
Research and development	177,842	57,257	573,488	170,775
Sales and marketing	32,813	20,834	134,483	49,388
General and administrative	55,588	3,513	162,277	20,796
Total operating expenses	266,243	81,604	870,248	240,959
Loss from operations	(224,149)	(26,469)	(716,421)	(112,121)
Other income, net	63,900	5,787	93,409	380,431
Income (loss) before income taxes	(160,249)	(20,682)	(623,012)	268,310
Income tax expense	969	1,519	2,740	4,866
Net income (loss)	$(161,218)	$(22,201)	$(625,752)	$263,444

Net income (loss) attributable to common stockholders
Basic	$(161,218)	$(22,201)	$(625,752)	$101,685
Diluted	$(161,218)	$(22,201)	$(625,752)	$263,444
Net income (loss) per share attributable to common stockholders
Basic	$(0.67)	$(0.41)	$(4.13)	$1.92
Diluted	$(0.67)	$(0.41)	$(4.13)	$1.61
Weighted average shares outstanding
Basic	238,885	53,983	151,532	52,909
Diluted	238,885	53,983	151,532	163,677
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(161,218)	$(22,201)	$(625,752)	$263,444
Change in foreign currency translation adjustments, net of tax	(53)	(615)	585	297
Available-for-sale investments:
Change in net unrealized loss on debt securities, net of tax	(8,938)	(397)	(5,110)	(1,204)
Comprehensive income (loss)	$(170,209)	$(23,213)	$(630,277)	$262,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	113,259	$1,933,348	57,907	$1	$346,829	(890)	$(21,456)	$1,301	$(905,330)	$(578,655)
Issuance of shares of Series H redeemable convertible preferred stock, net of issuance costs	11,394	1,014,031	—	—	—	—	—	—	—	—
Customer warrants issued	—	—	—	—	365,755	—	—	—	—	365,755
Issuance of shares of Class N common stock	—	—	2,026	—	15,019	—	—	—	—	15,019
Class A common shares issued upon exercise of stock options	—	—	1,085	—	5,177	—	—	—	—	5,177
Tax withholding from tender offer	—	—	—	—	(623)	—	—	—	—	(623)
Vesting of early exercised stock options	—	—	—	—	809	—	—	—	—	809
Stock-based compensation expense	—	—	—	—	9,418	—	—	—	—	9,418
Conversion of stock-based liability classified awards to stock-based equity classified awards	—	—	—	—	329	—	—	—	—	329
Other comprehensive income	—	—	—	—	—	—	—	2,095	—	2,095
Net loss	—	—	—	—	—	—	—	—	(14,006)	(14,006)
Balance as of March 31, 2026	124,653	2,947,379	61,018	1	742,713	(890)	(21,456)	3,396	(919,336)	(194,682)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	34,500	—	6,217,099	—	—	—	—	6,217,099
Conversion of redeemable convertible preferred stock in connection with initial public offering	(124,653)	(2,947,379)	124,653	1	2,947,378	—	—	—	—	2,947,379
Customer warrants issued	—	—	—	—	656,604	—	—	—	—	656,604
Issuance of shares of Class N common stock	—	—	1,656	—	17	—	—	—	—	17
Issuance of common stock upon settlement of restricted stock units	—	—	5,301	—	—	—	—	—	—	—
Class A common shares issued upon exercise of stock options	—	—	3,326	—	14,958	—	—	—	—	14,958
Tax withholdings on settlement of restricted stock units	—	—	(2,250)	—	(416,037)	—	—	—	—	(416,037)
Vesting of early exercised stock options	—	—	—	—	627	—	—	—	—	627
Stock-based compensation expense	—	—	—	—	376,834	—	—	—	—	376,834
Other comprehensive income	—	—	—	—	—	—	—	2,371	—	2,371
Net loss	—	—	—	—	—	—	—	—	(450,528)	(450,528)
Balance as of June 30, 2026	—	—	228,204	2	10,540,193	(890)	(21,456)	5,767	(1,369,864)	9,154,642
Offering costs in connection with initial public offering	—	—	—	—	(737)	—	—	—	—	(737)
Issuance of shares of Class N common stock	—	—	10,034	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	849	—	—	—	—	—	—	—
Class A common shares issued upon exercise of stock options	—	—	4,203	1	19,323	—	—	—	—	19,324
Vesting of early exercised stock options	—	—	—	—	563	—	—	—	—	563
Stock-based compensation expense	—	—	—	—	154,980	—	—	—	—	154,980
Conversion of stock-based liability classified awards to stock-based equity classified awards	—	—	—	—	350	—	—	—	—	350
Other comprehensive loss	—	—	—	—	—	—	—	(8,991)	—	(8,991)
Net loss	—	—	—	—	—	—	—	—	(161,218)	(161,218)
Balance as of September 30, 2026	—	$—	243,290	$3	$10,714,672	(890)	$(21,456)	$(3,224)	$(1,531,082)	$9,158,913
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	82,899	$850,066	53,373	$1	$176,233	(300)	$(88)	$220	$(1,143,157)	$(966,791)
Class A common shares issued upon exercise of stock options	—	—	374	—	1,549	—	—	—	—	1,549
Vesting of early exercised stock options	—	—	—	—	1,715	—	—	—	—	1,715
Stock-based compensation expense	—	—	—	—	8,927	—	—	—	—	8,927
Conversion of stock-based liability classified awards to stock-based equity classified awards	—	—	—	—	150	—	—	—	—	150
Other comprehensive income	—	—	—	—	—	—	—	108	—	108
Net loss	—	—	—	—	—	—	—	—	(23,867)	(23,867)
Balance as of March 31, 2025	82,899	850,066	53,747	1	188,574	(300)	(88)	328	(1,167,024)	(978,209)
Shares issued upon exercise of stock options, net of repurchases of early exercised stock options	—	—	851	—	3,576	—	—	—	—	3,576
Vesting of early exercised stock options	—	—	—	—	695	—	—	—	—	695
Stock-based compensation expense	—	—	—	—	13,043	—	—	—	—	13,043
Conversion of stock-based liability classified awards to stock-based equity classified awards	—	—	—	—	268	—	—	—	—	268
Other comprehensive loss	—	—	—	—		—	—	(3)	—	(3)
Net income	—	—	—	—	—	—	—	—	309,512	309,512
Balance as of June 30, 2025	82,899	$850,066	54,598	$1	$206,156	(300)	$(88)	$325	$(857,512)	$(651,118)
Issuance of shares of Series G redeemable convertible preferred stock, net of issuance costs	29,670	1,058,282	—	—	—	—	—	—	—	—
Shares issued upon exercise of stock options, net of repurchases of early exercised stock options	—	—	1,236	—	5,351	—	—	—	—	5,351
Vesting of early exercised stock options	—	—	—	—	634	—	—	—	—	634
Stock-based compensation expense	—	—	—	—	11,108	—	—	—	—	11,108
Conversion of stock-based liability classified awards to stock-based equity classified awards	—	—	—	—	350	—	—	—	—	350
Other comprehensive loss	—	—	—	—	—	—	—	(1,012)	—	(1,012)
Net loss	—	—	—	—	—	—	—	—	(22,201)	(22,201)
Balance as of September 30, 2025	112,569	1,908,348	55,834	1	223,599	(300)	(88)	(687)	(879,713)	(656,888)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREBRAS SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(625,752)	$263,444
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Stock-based compensation	541,706	33,781
Amortization of customer warrants	82,739	—
Depreciation and amortization	72,342	17,941
Non-cash lease expense	61,826	13,729
Non-cash interest expense	57,170	—
Provision for product warranties	10,830	14,348
Extinguishment of forward contract liability	—	(363,336)
Other	(14,974)	(1,453)
Changes in operating assets and liabilities:
Accounts receivable	(181,338)	102,797
Inventories	(101,124)	58,798
Prepaid expenses and other assets	(546,038)	894
Accounts payable	134,529	14,327
Deferred revenue	288,047	26,532
Customer deposits	(245,745)	(334,034)
Other liabilities	76,888	18,016
Net cash flows used in operating activities	$(388,894)	$(134,216)
Cash flows from investing activities:
Purchases of property and equipment	$(1,046,059)	$(301,139)
Purchases of investments	(5,120,232)	(20,175)
Maturities and sales of investments	1,274,091	138,590
Net cash flows used in investing activities	$(4,892,200)	$(182,724)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	$6,232,511	$—
Proceeds from sale of shares of Series G redeemable convertible preferred stock	—	1,074,999
Costs incurred in connection with the sale of shares of Series G redeemable convertible preferred stock	—	(16,718)
Proceeds from sale of shares of Series H redeemable convertible preferred stock	1,014,249	—
Costs incurred in connection with a debt facility and an equity sale	(4,019)	—
Proceeds from Working Capital Loan	1,004,571	—
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	39,507	10,531
Proceeds from issuance of shares of Class N common stock	15,035	—
Tax withholding from tender offer and initial public offering	(416,659)	—
Payments of deferred offering costs and other financing activities	(15,774)	—
Net cash flows provided by financing activities	$7,869,421	$1,068,812
Effect of exchange rate on cash	89	297
Increase in cash, cash equivalents, and restricted cash	$2,588,416	$752,169
Cash, cash equivalents, and restricted cash beginning of period	930,378	581,965
Cash, cash equivalents, and restricted cash end of period	$3,518,794	$1,334,134

Supplemental disclosures of cash flow information:
Income taxes paid	$9,309	$1,566
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock in connection with initial public offering	$2,947,379	$—
Right-of-use assets obtained in exchange for lease obligations	$385,425	$120,638
Billed amounts offsetting Working Capital Loan balance	$175,489	$—
Purchases of property and equipment included in accounts payable and accrued and other current liabilities	$105,345	$1,930
Transfer of property and equipment into inventories	$8,443	$25,902
Vesting of early exercised options	$1,999	$3,044
Unpaid deferred offering costs included in accrued and other current liabilities	$20	$—
Transfer to property and equipment out of inventories	$—	$67,303
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Nature of Operations
Cerebras Systems Inc. (the “Company” or “Cerebras”) was incorporated in Delaware in April 2016. Cerebras is an artificial intelligence (“AI”) infrastructure company that designs and manufactures an AI compute platform comprised of proprietary systems and software that is delivered in standard racks for deployment in our and our customers’ data centers up to supercomputer scale. The Company’s pioneering Wafer-Scale Engine (“WSE”), a chip encompassing an entire silicon wafer, was specifically designed to enable higher performance and speeds than Graphics Processing Units (“GPUs”) for the computational demands of inference, Generative AI (“GenAI”), and other AI applications. Since its inception, Cerebras has dedicated resources to research and development activities that support its current projects and future development efforts. The Company is headquartered in Sunnyvale, California.
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
During the three and nine months ended September 30, 2026, the significant accounting policies used in the preparation of the unaudited condensed consolidated financial statements are consistent with those discussed in Note 4 – Significant Accounting Policies to the audited consolidated financial statements in the Prospectus. There have been no significant changes in the Company’s significant accounting policies or critical accounting estimates since December 31, 2025 that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows, and the changes in equity for the periods presented. The results of operations for the three and nine months ended September 30, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period.
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
Pursuant to the Company’s 2016 Equity Incentive Plan (as amended, the “2016 Plan”), the Company’s RSUs issued under the 2016 Plan vest upon the satisfaction of both service-based and liquidity-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service through the applicable vesting period, which is generally four years. The liquidity-based vesting condition was satisfied in connection with the IPO on May 13, 2026. During the three and nine months ended September 30, 2026, the Company recognized nil and $273.6 million, respectively, of stock-based compensation expense related to these RSUs following the satisfaction of the liquidity-based vesting condition in connection with the IPO.

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
Supplier Concentration
Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. Two suppliers accounted for 12% and 11% of total purchases for the nine months ended September 30, 2026. Two suppliers accounted for 17% and 13% of total purchases for the nine months ended September 30, 2025.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration From a Customer in a Revenue Contract (“ASU 2025-07”). The guidance expands certain scope exceptions in the derivatives guidance and clarifies the accounting for share-based noncash consideration received from a customer in a revenue contract. In the third quarter of 2026, the Company early adopted ASU 2025-07 effective January 1, 2026, and applied the amendments prospectively to new contracts entered into on or after the effective date. The adoption of ASU 2025-07 did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.
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

Note 3 - Revenue
Disaggregation of Revenue
The Company recognizes revenue classified in hardware at a point in time, and revenue classified in cloud and other services either at a point in time or over time. Revenue by point in time and over time was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hardware revenue recognized at a point in time	$68,881	$96,794	$233,592	$236,763
Cloud and other services revenue recognized over time	141,691	38,522	349,508	100,276
Cloud and other services revenue recognized at a point in time	237	398	1,224	1,509
Total revenue	$210,809	$135,714	584,324	338,548
Revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in deferred revenue as of December 31, 2025 and December 31, 2024 was $105.4 million and $27.3 million, respectively.
During the three and nine months ended September 30, 2026, the Company recognized $36.4 million and $82.7 million, respectively, as a reduction in revenue related to the amortization of the customer warrant assets in the condensed consolidated statements of operations, in proportion to the amount of related revenues recognized. Refer to Note 12 - Common Stock for further discussion. The remaining balance of the customer warrant assets as of September 30, 2026 will be recorded as a reduction in revenue in the consolidated statement of operations through October 2031.
Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A(1)	38%	70%	45%	56%
Customer B	34%	*	25%	*
Customer C(1)	*	14%	*	30%
_____________
(1)    Customer A and Customer C are considered related parties with respect to each other as defined by ASC 850, Related Party Disclosures.
*Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented are as follows:

	September 30, 2026	December 31, 2025
Customer A(1)	*	78%
Customer B	64%	*
Customer C(1)	16%	*
______________
(1)    Customer A and Customer C are considered related parties with respect to each other as defined by ASC 850, Related Party Disclosures.
*Percentage was less than 10%

OpenAI Collaboration
In December 2025, the Company entered into a Master Relationship Agreement (the “MRA”) with OpenAI OpCo, LLC (“OpenAI”) to provide 750MW of AI inference compute capacity that OpenAI is contractually committed to purchase (the “Committed Capacity”) and related services over a multi-year term. The MRA includes (i) a services arrangement pursuant to which the Company will provide the Committed Capacity and related services over a term of three or four years that is extendable by OpenAI to a maximum of five years in total, (ii) a secured promissory note of approximately $1.0 billion (the “Working Capital Loan”) funded by OpenAI in January 2026 to support the build-out of infrastructure and related capabilities required to deliver such services, and (iii) a warrant to purchase shares of the Company’s Class N common stock. Refer to Note 10 - Debt and Note 12 - Common Stock for further discussion. For the three and nine months ended September 30, 2026, the Company recognized revenue of $72.4 million and $146.8 million, respectively, under the arrangement, which is net of amortization of the customer warrant asset of $3.2 million and $6.5 million, respectively. In addition to the Committed Capacity, OpenAI has the option to purchase an additional 1.25GW of AI inference compute capacity (the “Additional Capacity”) for deployment in tranches by the end of 2030 for up to a total of 2.0GW.
Remaining Performance Obligation
Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied), which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods, was $26.1 billion as of September 30, 2026. A significant amount of the balance was attributable to the Company’s obligations pursuant to the MRA with OpenAI. Remaining performance obligations include estimates of variable consideration, including pass-through costs, and are subject to change as those estimates are updated.
The Company expects to recognize approximately 33% of this revenue over the initial 24 months ending September 30, 2028, 44% between months 25 and 48, and to recognize the remaining balance thereafter. However, time periods for revenue recognition may vary from the foregoing due to changes in timing of delivery at the customer’s request or otherwise.
The arrangement with OpenAI includes variable consideration related to pass-through costs that are included in the transaction price. These pass-through costs primarily relate to data centers consisting of fixed monthly data center rental costs, leasehold improvements, security and other variable monthly lease costs such as power and other utilities in connection with the delivery of the Committed Capacity. Amounts related to these pass-through costs are included in the transaction price and remaining performance obligations for Committed Capacity associated with data center arrangements for which the related right-of-use assets and lease liabilities were recognized as of September 30, 2026. Pass-through costs associated with the remaining Committed Capacity are excluded from remaining performance obligations because the related consideration is subject to factors outside the Company’s control which involve significant amounts that will be determined over the remaining years of the MRA. Revenue related to pass-through costs will be recognized as the underlying Committed Capacity is delivered and is reported on a gross basis.
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
Revenue by geographic area is designated based upon the billing location of the customer. Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$130,800	$39,782	$284,874	$144,879
Europe, Middle East, and Africa	79,760	95,846	298,675	193,489
Other	249	86	775	180
Total revenue	$210,809	$135,714	$584,324	$338,548

Property and equipment, net by geographic areas was as follows (in thousands):

	September 30, 2026	December 31, 2025
United States	$1,297,297	$376,021
Canada	210,422	61,281
Other	78	94
Total property and equipment, net	$1,507,797	$437,396
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

The following potential common shares were excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contingently issuable warrants	26,108	—	26,108	—
Options to purchase common stock	19,503	32,194	19,503	—
Unvested RSUs	17,139	—	17,139	—
Contingently issuable unvested performance-based restricted stock units (“PRSUs”)	9,000	—	9,000	—
Early exercised shares subject to repurchase	481	859	481	—
Employee Stock Purchase Plan (“ESPP”)	95	—	95	—
Redeemable convertible preferred stock	—	112,569	—	—
Total potential common stock excluded from net loss per share	72,326	145,622	72,326	—
The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(161,218)	$(22,201)	$(625,752)	$263,444
Less: Net income attributable to participating securities	—	—	—	161,759
Net income (loss) attributable to common stockholders	$(161,218)	$(22,201)	$(625,752)	$101,685
Denominator:
Basic weighted-average common shares net of shares subject to repurchase	238,885	53,983	151,532	52,909
Dilutive impact of outstanding redeemable convertible preferred stock (as-if converted basis)	—	—	—	84,168
Dilutive impact of outstanding stock options	—	—	—	26,600
Dilutive weighted-average common shares	238,885	53,983	151,532	163,677
Net income (loss) per share:
Basic	$(0.67)	$(0.41)	$(4.13)	$1.92
Diluted	$(0.67)	$(0.41)	$(4.13)	$1.61
Note 6 - Investments
The Company classifies its U.S. Treasury securities, which are accounted for as available-for-sale, and time deposits within Level 2 in the fair value hierarchy because it uses quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
The following tables summarize the Company’s investments (in thousands):

	September 30, 2026
	Fair Value Hierarchy(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$4,288,065	$—	$(2,039)	$4,286,026
Total		$4,288,065	$—	$(2,039)	$4,286,026
______________
(1)Refer to Note 7 - Fair Value Measurements for a description of fair value hierarchy inputs.

	December 31, 2025
	Fair Value Hierarchy(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$404,321	$2,174	$—	$406,495
Time deposits	Level 2	36	—	—	36
Total		$404,357	$2,174	$—	$406,531
_______________
(1)Refer to Note 7 - Fair Value Measurements for a description of fair value hierarchy inputs.
All of the Company’s investments have a stated contractual maturity date of less than one year.
Note 7 - Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value and a fair value hierarchy based on the observability of inputs. The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As of September 30, 2026 and December 31, 2025, the Company did not hold any securities classified within Level 3 of the fair value hierarchy. The three levels of the fair value hierarchy are described below:
•Level 1 inputs are quoted prices in active markets for identical assets and liabilities;
•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•Level 3 inputs are unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements
Balance Sheet Captions	September 30, 2026	Level 1	Level 2	Total Losses(1)
Cash and cash equivalents
Money market funds	$1,461,945	$1,461,945	$—	$—
U.S. Treasury securities	1,612,807	—	1,612,807	(265)

Restricted cash
Money market funds	444,042	444,042	—	—

Investments
U.S. Treasury securities	4,286,026	—	4,286,026	(2,039)
Total investments	$4,286,026	$—	$4,286,026	$(2,039)
_______________
(1)Unrealized losses from remeasurement of U.S. Treasury securities have been recognized in AOCI. Realized gains or losses have been recognized in the other income, net line item in the unaudited condensed consolidated statement of operations.

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
_____________
(1)Unrealized gains from remeasurement of U.S. Treasury securities have been recognized in AOCI. Realized gains or losses have been recognized in the other income, net line item in the unaudited condensed consolidated statement of operations.
Note 8 - Balance Sheets Details
Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$53,880	$15,939
Work in progress	9,504	10,968
Finished goods	82,716	36,719
Total inventories	$146,100	$63,626
During the three and nine months ended September 30, 2026, the Company recorded a charge of approximately $4.3 million and $23.5 million, respectively, to cost of revenue related to provision for excess, obsolete, and scrapped inventory, compared with ($0.2) million and $1.3 million, respectively, for the corresponding periods in 2025. These charges were primarily related to the transition to the next generation of the Company’s product offering.
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$453,089	$8,196
Taxes receivable	21,003	4,795
Unbilled receivables	15,513	16,244
Contract assets	7,855	—
Other receivables and current assets	45,345	2,547
Total prepaid expenses and other current assets	$542,805	$31,782

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Data center and computer equipment	$414,214	$277,421
Machinery and equipment	75,492	25,370
Leasehold improvements	38,840	22,348
Construction in progress	1,098,743	163,451
Property and equipment	1,627,289	488,590
Less: accumulated depreciation	(119,492)	(51,194)
Total property and equipment, net	$1,507,797	$437,396
Depreciation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$22,611	$938	$50,960	$4,139
Research and development	7,058	7,614	18,627	12,165
Sales and marketing	44	65	1,683	1,609
General and administrative	81	8	1,072	28
Total depreciation expense	$29,794	$8,625	$72,342	$17,941
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued purchases and expenses	$210,989	$59,458
Accrued compensation	47,511	16,611
Product warranty liability	11,996	9,368
Sales tax payable	11,270	35,577
Liability related to early exercised options	3,237	5,187
Other	10,977	13,335
Total accrued and other current liabilities	$295,980	$139,536
The following table shows the changes in provision for product warranty during the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of year	$9,368	$17,043
Additions during the period	10,830	14,348
Utilization during the period	(8,202)	(16,317)
Balance at end of the period	$11,996	$15,074

Note 9 - Other Income, Net
Other income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income	$81,578	$5,284	$153,149	$17,117
Non-cash interest expense(1)	(18,568)	—	(57,170)	—
Extinguishment of forward contract liability	—	—	—	363,336
Other income (expense)	890	503	(2,570)	(22)
Total other income, net	$63,900	$5,787	$93,409	$380,431
_____________
(1)During the three and nine months ended September 30, 2026, the Company recognized approximately $18.6 million and $57.2 million, respectively, of non-cash interest expense related to the significant financing component of the OpenAI arrangement. Refer to Note 10 - Debt for further discussion.
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
The Working Capital Loan may be repaid in cash or, subject to the terms of the MRA and the secured promissory note, through service fees, compute capacity, hardware, other services, pass-through monthly recurring charges, applicable asset transfers, or other permitted non-cash credits under the MRA. As of September 30, 2026, no cash payments had been made and $175.5 million of non-cash billings were credited as an offset to the outstanding loan balance.
The Working Capital Loan includes customary covenants, events of default and remedies. Upon the occurrence of certain events, including termination of the MRA for reasons other than OpenAI’s material uncured breach, outstanding principal and accrued unpaid interest may become immediately due and payable, and OpenAI may exercise remedies with respect to the collateral. As of September 30, 2026, the Company was in compliance with the terms of the secured promissory note, and no event of default had occurred.
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
For the three and nine months ended September 30, 2026, the Company recognized approximately $18.6 million and $57.2 million of interest expense, respectively, related to the significant financing component of the OpenAI arrangement that is included in the other income, net line item in the unaudited condensed consolidated statement of operations and recorded a corresponding increase to deferred revenue in the unaudited condensed consolidated balance sheet.

The following table summarizes the outstanding principal balance of the Working Capital Loan as of September 30, 2026 (in thousands):

September 30, 2026
Principal amount received in January 2026	$1,004,571
Less: non-cash repayments through services and other permitted credits	(175,489)
Principal balance outstanding as of September 30, 2026	829,082
Less: current portion of Working Capital Loan	(706,518)
Long-term portion of Working Capital Loan	$122,564
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
As of September 30, 2026, the Company had incurred debt issuance costs of $3.8 million related to the Revolving Credit Agreement. These costs are being amortized over the term of the agreement. For the three and nine months ended September 30, 2026, the Company recorded amortization expense of $0.2 million and $0.4 million, respectively. As of September 30, 2026, the Company had not borrowed under the Revolving Credit Agreement.
Note 11 - Redeemable Convertible Preferred Stock
As of September 30, 2026, there were no shares of redeemable convertible preferred stock issued and outstanding.
As discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, in connection with the IPO, all outstanding shares of redeemable convertible preferred stock were converted into 124,652,775 shares of Class B common stock.
Note 12 - Common Stock
Prior to the completion of the IPO on May 15, 2026, the Company had two classes of authorized common stock: Class A common stock and Class N common stock. The rights of holders of Class A common stock and Class N common stock were identical, except with respect to voting and conversion rights. Each holder of Class A common stock was entitled to one vote per share, and each holder of Class N common stock was entitled to no votes per share. Each share of Class N common stock automatically converted to one fully paid and non-assessable share of Class A common stock upon the occurrence of a common transfer, meaning any direct or indirect sale, exchange, redemption, assignment, distribution, gift, retirement, transfer, conveyance, or other disposition. Permitted transferees included entities under common control with or controlled by such holder of the Class N common stock or a transferee if the holder provided prior written notice to the Company electing for the transfer to not result in a conversion. Once converted into Class A common stock, the Class N common stock would not be reissued.
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
The Company recorded a customer warrant asset of nil and $149.4 million in the three and nine months ended September 30, 2026, all of which will be recognized as a reduction in revenue in the consolidated statement of operations in proportion to the amount of related revenues through October 2031.
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
During the three and nine months ended September 30, 2026, additions to the Company’s customer warrant assets totaled nil and $822.9 million, respectively. The customer warrant asset will be recognized as a reduction of revenue in proportion to the related revenue recognized. As of September 30, 2026, 10,033,508 shares of the vested portion of the OpenAI Warrant had been exercised.
AWS
In June 2026, the Company issued to Amazon.com NV Investment Holdings LLC (the “AWS Warrantholder”) a warrant (the “AWS Warrant”) to acquire up to 2,696,678 shares of Class N common stock (the “AWS Warrant Shares”) at an exercise price of $100.00 per AWS Warrant Share. The AWS Warrant is classified as an equity instrument, and the grant date fair value was determined using a Black-Scholes option-pricing model. The estimated grant date fair value is $185.38 per AWS Warrant Share. Of these AWS Warrant Shares, 269,668 AWS Warrant Shares vested immediately upon issuance of the AWS Warrant, and the remaining 2,427,010 AWS Warrant Shares vest in tranches upon the attainment of specified payment thresholds prior to the fifth anniversary of issuance, based on aggregate payments by Amazon Web Services to us pursuant to certain commercial arrangements between the parties. The AWS Warrant expires on June 19, 2033.
The Company has recorded customer warrant assets of nil and $50.0 million in the three and nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, the Company’s total customer warrant asset balances were $1.1 billion and $152.4 million, respectively. During the three and nine months ended September 30, 2026, the Company recognized $36.4 million and $82.7 million, respectively, as a reduction in revenue in the condensed consolidated statements of operations in proportion to the amount of related revenues. The remaining balance of the customer warrant assets as of September 30, 2026 will be recorded as a reduction in revenue in the consolidated statements of operations through October 2031.

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
Note 13 - Stock-Based Compensation
Total stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$16,545	$161	$32,848	$674
Research and development	80,999	8,619	308,845	23,631
Sales and marketing	20,915	1,502	93,762	4,984
General and administrative	36,646	1,064	106,251	4,492
Total stock-based compensation expense	$155,105	$11,346	$541,706	$33,781
The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	$116,970	$—	$449,890	$—
PRSUs	30,568	—	64,791	—
Stock options	4,419	11,153	22,998	33,184
ESPP	3,023	—	3,553	—
Special bonus awards	125	193	474	597
Total stock-based compensation expense	$155,105	$11,346	$541,706	$33,781

In connection with secondary market transactions in which certain current and former employees sold shares of common stock to certain existing equity holders in the Company, the Company recognized the excess of the prices paid over the fair value of the shares sold as stock-based compensation expense of approximately nil and $5.9 million for the three and nine months ended September 30, 2026, respectively, and approximately $2.0 million and $5.0 million for the three and nine months ended September 30, 2025, respectively.
Executive Grants
In the first quarter of 2026, the Company’s board of directors approved equity awards to its co-founder executives, the Chief Executive Officer (“CEO”) and the Chief Technology Officer (“CTO”), consisting of RSUs and PRSUs.
The Company granted 743,902 RSUs to the CEO and 495,426 RSUs to the CTO. These RSUs vest subject to both service-based and liquidity-based vesting conditions. The service-based condition is satisfied ratably on a monthly basis beginning January 5, 2026 over periods of 48 to 60 months, subject to continued qualifying service. The liquidity-based vesting condition was satisfied on May 13, 2026 in connection with the IPO. The Company began recognizing the aggregate grant date fair value of $101.6 million as stock-based compensation expense for these awards using the accelerated attribution method over the requisite service period from the date of completion of the IPO.
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
The Company calculated the grant date fair value of the PRSUs based on multiple stock price paths developed through the use of a Monte Carlo simulation. A Monte Carlo simulation also calculates a derived service period for each of the three vesting tranches, which is the measure of the expected time to achieve each market capitalization threshold. A Monte Carlo simulation requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The grant date fair value of each tranche ranged from $45.89 to $72.69 per share, with an aggregate grant date fair value of $531.2 million. The derived service period of each tranche of the PRSUs ranged from 3.4 years to 5.9 years. The Company will recognize the aggregate stock-based compensation expense of $531.2 million over the derived service period of each tranche using the accelerated attribution method as long as the executives satisfy their service-based vesting conditions. If the market capitalization thresholds are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved. In May 2026, upon completion of the IPO, achievement of the performance-based vesting condition was deemed probable. The Company recognized $30.6 million and $64.8 million of stock-based compensation expense related to the PRSUs for the three and nine months ended September 30, 2026, respectively.
Note 14 - Income Taxes
The Company’s effective tax rate was (0.6%) and (7.3%) for the three months ended September 30, 2026 and 2025, respectively, and (0.4%) and 1.8% for the nine months ended September 30, 2026 and 2025, respectively.
The Company computed its provision for income taxes for the three and nine months ended September 30, 2026 and 2025 based on a year-to-date actual effective tax rate because the forecasted annual effective tax rate was highly sensitive to fluctuations in pre-tax income and a reliable estimate of the annual effective tax rate could not be made. Despite experiencing pre-tax losses and maintaining a full valuation allowance on its U.S. deferred tax assets, the Company recorded income tax expense in all periods presented primarily due to the impact of foreign taxes in its international subsidiaries and current state taxes in certain U.S. jurisdictions.
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

Note 15 - Leases
Our lease obligations primarily consist of operating leases for data centers, our headquarters’ campus and domestic and international offices, with lease periods expiring between fiscal years 2027 and 2037.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$34,386	$3,930	$90,027	$11,784
Short-term lease costs(1)	31,469	22,273	86,056	52,539
Variable lease costs	3,163	142	7,944	360
Total lease costs	$69,018	$26,345	$184,027	$64,683
_______________
(1)Short-term lease costs on leases with terms of over one month and less than one year.
The weighted-average remaining lease terms and discount rates were as follows:

Other information	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.0	4.7
Weighted-average discount rate	7.1%	8.6%
As of September 30, 2026, future minimum lease payments of the Company’s operating lease liabilities were due as follows (in thousands):

September 30, 2026	Operating Leases
2026 (remaining 3 months)	$32,148
2027	135,242
2028	130,224
2029	133,110
2030	127,592
Thereafter	198,559
Total future lease payments	756,875
Less: Imputed interest	(135,736)
Present value of operating lease liabilities	$621,139
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$52,105	$12,596
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$385,425	$120,638
Leases Not Yet Commenced
As of September 30, 2026, the Company executed non-cancelable lease agreements for additional data center capacity with lease commencement dates in 2026 and 2027. As of September 30, 2026, the leases had not commenced and therefore are not reflected in the consolidated balance sheets. The Company will recognize operating lease right-of-use assets and corresponding lease liabilities at the commencement date based on the present value of lease payments over the respective lease terms. Aggregate undiscounted future minimum lease payments under these agreements total approximately $8.5 billion over the lease term.

Note 16 - Commitments and Contingencies
The Company has entered into certain contracts to receive consulting and other services that represent unconditional purchase obligations to purchase goods or services that are enforceable and legally binding. Purchase commitments exclude agreements that are cancellable without penalty and unconditional purchase commitments with a remaining term of one year or less. As of September 30, 2026, future payments related to non-cancelable commitments under these contracts are due as follows: $1.2 million (remaining three months of 2026), $4.5 million (2027), and $0.5 million (2028).
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
Note 17 - Subsequent Events
The Company has evaluated all transactions through November 12, 2026, the date these unaudited condensed consolidated financial statements were issued, and has determined that there are no other events that would require disclosure in or adjustment to these financial statements except as discussed below.
Leases
In the fourth quarter of 2026, the Company executed non-cancelable lease agreements for additional data center capacity with lease commencement dates in 2026 and 2027. The Company will recognize operating lease right-of-use assets and corresponding lease liabilities at the commencement date based on the present value of lease payments over the respective lease terms. Aggregate undiscounted future minimum lease payments under these agreements total approximately $217.8 million over the lease term.

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
Hardware Solutions
Hardware revenue consists of sales of our AI systems and other equipment that can be used for both training and inference on-premises. We recognize revenue from sales of AI systems when control of the goods transfers to the customer, which generally occurs upon shipment or delivery, depending on shipping terms or upon meeting the contractual acceptance terms. Hardware revenue may vary significantly quarter to quarter due primarily to the impact of relatively few large hardware shipments and their timing. Typical terms require customers to pay for hardware orders prior to shipment. Beginning in the first quarter of 2026, we began recognizing amortization of customer warrant assets as a reduction in revenue. Refer to Note 12 - Common Stock for additional information on common stock warrants issued to customers. This non-cash reduction in revenue negatively impacts sequential revenue growth trends in the near term.

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
Our On-Demand model includes a consumption-based “pay-as-you-go” approach for inference, allowing customers to either pay for tokens as they consume them or pre-purchase token bundles for fixed amounts that are drawn down over time as the tokens are consumed. Our On-Demand model also includes training workloads that run for contracted periods of time. The On-Demand model allows customers to scale elastically and many customers have begun with on-demand usage and transitioned to dedicated capacity as their workloads expand.
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
As a result of the MRA with OpenAI for the delivery of the Committed Capacity, we expect our cloud and other services revenue to comprise a significantly higher percentage of total revenue in future periods. The mix of hardware and cloud and other services revenue may vary from period to period based on OpenAI’s deployment options and the manner in which they elect to have the Committed Capacity, and any Additional Capacity, delivered by us. In the near term, we expect pass-through revenue to also increase significantly as initial Committed Capacity will be deployed in our cloud. This may vary over the longer term based on the deployment options elected for future Committed Capacity. Committed Capacity delivery shortfalls under the MRA, related service credits and potential terminations could reduce anticipated revenue growth. See the section titled “Risk Factors—Risks Related to Our Business and Our Industry” for more information regarding the risks associated with capacity delivery shortfalls under the MRA and their potential impact on our revenue.
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
We expect overall gross profit will increase in absolute dollars in the near term, primarily due to higher gross profit from Cloud and other services as revenue increases in connection with the continued ramp-up of dedicated cloud capacity deployments. Committed Capacity delivery shortfalls under the MRA, related service credits and potential terminations could reduce anticipated revenue growth. See the section titled “Risk Factors—Risks Related to Our Business and Our Industry” for more information regarding the risks associated with capacity delivery shortfalls under the MRA and their potential impact on our revenue.

We expect gross margin to trend higher in the near term compared to recent prior periods and to fluctuate from period to period. These fluctuations are primarily driven by the amortization of customer warrant assets, which will reduce reported revenue in future periods. Gross margin is also expected to be adversely impacted by pass-through data center costs recorded in both revenue and cost of revenue, as well as start-up costs incurred to expedite cloud capacity to meet increased near-term demand. In addition, the mix of hardware versus cloud and other services revenues in future reported periods may also cause gross margins to fluctuate. Because we began amortization of customer warrant assets in the first quarter of 2026, future quarterly revenue growth rates may decline from historical trends.
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
We expect research and development expenses to increase in absolute dollar terms as we continue to build new innovations with our wafer-scale technology and to remain competitive in the dynamic AI market. We expect to have significantly higher stock-based compensation expense related to equity awards, including the Executive Grants for our CTO discussed in Note 13 - Stock-Based Compensation, for which the liquidity-based vesting condition was satisfied in connection with the IPO on May 13, 2026. We began recognizing the stock-based compensation expense for these awards in the second quarter of 2026.
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of personnel costs, including salaries, commissions, stock-based compensation, employee benefits, public relations costs, trade shows and other sales event costs, advertising, travel and entertainment costs, costs to provide prospective customers with demonstrations or trials of Cerebras Cloud, and facilities expenses.
We expect sales and marketing expenses to increase in absolute dollar terms as we conduct more customer demonstrations, expand our sales and marketing headcount and increase event-related spending to support customer growth and brand awareness. We expect to have higher stock-based compensation expense related to equity awards for which the liquidity-based vesting condition was satisfied in connection with the IPO.
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
We expect general and administrative expenses to increase in absolute dollar terms as we grow the business and global workforce, and incur additional expenses to operate as a public company, including expenses to comply with rules and regulations applicable to companies listed on a securities exchange, expenses related to compliance and reporting obligations in various jurisdictions, and professional services. We expect to have significantly higher stock-based compensation expense related to equity awards, including the Executive Grants for our CEO as discussed in Note 13 - Stock-Based Compensation, for which the liquidity-based vesting condition was satisfied in connection with the IPO on May 13, 2026. We began recognizing the stock-based compensation expense for these awards in the second quarter of 2026.
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
Results of Operations
The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Hardware	$68,881	$96,794	$233,592	$236,763
Cloud and other services	141,928	38,920	350,732	101,785
Total revenue	210,809	135,714	584,324	338,548
Cost of revenue(1):
Hardware	61,290	47,969	179,362	143,028
Cloud and other services	107,425	32,610	251,135	66,682
Total cost of revenue	168,715	80,579	430,497	209,710
Gross profit	42,094	55,135	153,827	128,838
Operating expenses:
Research and development(1)	177,842	57,257	573,488	170,775
Sales and marketing(1)	32,813	20,834	134,483	49,388
General and administrative(1)	55,588	3,513	162,277	20,796
Total operating expenses	266,243	81,604	870,248	240,959
Loss from operations	(224,149)	(26,469)	(716,421)	(112,121)
Other income, net	63,900	5,787	93,409	380,431
Income (loss) before income tax	(160,249)	(20,682)	(623,012)	268,310
Income tax expense	969	1,519	2,740	4,866
Net income (loss)	$(161,218)	$(22,201)	$(625,752)	$263,444
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$16,545	$161	$32,848	$674
Research and development	80,999	8,619	308,845	23,631
Sales and marketing	20,915	1,502	93,762	4,984
General and administrative	36,646	1,064	106,251	4,492
Total stock-based compensation expense	$155,105	$11,346	$541,706	$33,781
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

For such RSUs, we recognize stock-based compensation expense using the accelerated attribution method over the requisite service period if it is probable that the performance conditions will be achieved. We recognized $273.6 million of stock-based compensation expense during the nine months ended September 30, 2026. We will record the remaining stock-based compensation expense related to RSUs using the accelerated attribution method over the remaining requisite service period now that the liquidity-based vesting condition is satisfied.
The following table sets forth selected consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(as a percentage of revenue)
Revenue:
Hardware	32.7%	71.3%	40.0%	69.9%
Cloud and other services	67.3	28.7	60.0	30.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Hardware	29.1	35.3	30.7	42.2
Cloud and other services	51.0	24.0	43.0	19.7
Total cost of revenue	80.0	59.4	73.7	61.9
Gross profit	20.0	40.6	26.3	38.1
Operating expenses:
Research and development	84.4	42.2	98.1	50.4
Sales and marketing	15.6	15.4	23.0	14.6
General and administrative	26.4	2.6	27.8	6.1
Total operating expenses	126.3	60.1	148.9	71.2
Loss from operations	(106.3)	(19.5)	(122.6)	(33.1)
Other income, net	30.3	4.3	16.0	112.4
Income (loss) before income tax	(76.0)	(15.2)	(106.6)	79.3
Income tax expense	0.5	1.1	0.5	1.4
Net income (loss)	(76.5%)	(16.4%)	(107.1%)	77.8%

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Hardware	$68,881	$96,794	($27,913)	(29%)	233,592	236,763	($3,171)	(1%)
Cloud and other services	141,928	38,920	103,008	265	350,732	101,785	248,947	245
Total revenue	$210,809	$135,714	$75,095	55%	$584,324	$338,548	$245,776	73%
Total revenue for the three months ended September 30, 2026 increased by $75.1 million, or 55%, compared to the same period in 2025. Revenue for the nine months ended September 30, 2026 increased by $245.8 million, or 73%, compared to the same period in 2025.

Hardware revenue decreased by $27.9 million, or 29%, for the three months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to $17.1 million in amortization of customer warrant assets as a reduction of revenue and $10.8 million of lower hardware deliveries on existing customer arrangements. For the nine months ended September 30, 2026, hardware revenue decreased by $3.2 million, or by 1%, compared to the same period in 2025. The decrease was primarily attributable to $46.1 million in amortization of customer warrant assets as a reduction of revenue, partially offset by $42.9 million from higher volume of hardware deliveries for existing customer arrangements.
Cloud and other services revenue increased by $103.0 million, or 265%, and by $248.9 million, or 245%, for the three and nine months ended September 30, 2026 respectively, compared to the corresponding periods in 2025. The increases primarily reflected $122.3 million and $212.2 million, respectively, of higher cloud and related services revenue under the OpenAI arrangement, new inference services agreements with customers, and higher support, installation, operations and maintenance services revenue associated with clusters deployed since the prior-year period. These increases were partially offset by $19.3 million and $36.7 million, respectively, of amortization of customer warrant assets recorded as a reduction of revenue.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Hardware	$61,290	$47,969	$13,321	28%	$179,362	$143,028	$36,334	25%
Cloud and other services	107,425	32,610	74,815	229	251,135	66,682	184,453	277
Total cost of revenue	$168,715	$80,579	$88,136	109%	$430,497	$209,710	$220,787	105%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Hardware	$7,591	$48,825	$(41,234)	(84%)	$54,230	$93,735	$(39,505)	(42%)
Cloud and other services	$34,503	$6,310	$28,193	447%	$99,597	$35,103	$64,494	184%
Total gross profit	$42,094	$55,135	$(13,041)	(24%)	$153,827	$128,838	$24,989	19%
Hardware	11%	50%		(39%)	23%	40%		(16%)
Cloud and other services	24%	16%		8%	28%	34%		(6%)
Total gross margin	20%	41%		(21%)	26%	38%		(12%)
Total cost of revenue increased by $88.1 million, or 109%, for the three months ended September 30, 2026, and $220.8 million, or 105%, for the nine months ended September 30, 2026, compared to the same periods in 2025.
Hardware gross margin decreased to 11% and to 23% for the three and nine months ended September 30, 2026, respectively, compared to corresponding periods in 2025. The decreases were primarily attributable to the amortization of customer warrant assets as a reduction of revenue, stock-based compensation and related tax expense, higher material costs and the effect of preferential pricing for a large strategic customer signed in 2025. Excluding the amortization of customer warrant assets as a reduction of revenue and the IPO-related and other stock-based compensation expense including related tax costs, which are not part of our core business, hardware gross margin decreased by 19 percentage points and by 2 percentage points for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. The decreases were primarily due to preferential pricing with a large strategic customer contract, increases in material costs, and higher inventory charges.
Cloud and other services gross margin increased to 24% for the three months ended September 30, 2026 and decreased to 28% for the nine months ended September 30, 2026 compared to the corresponding period in 2025. The increase in cloud and other services gross margin for the three months ended September 30, 2026 was driven by operational leverage in delivering those services, offset by the amortization of customer warrant assets as a reduction of revenue and stock-based compensation and related tax expense. The decrease in cloud and other services gross margin for the nine months ended September 30, 2026 was driven by the amortization of customer warrant assets as a reduction of revenue. Excluding the amortization of customer warrant assets as a reduction of revenue, pass-through revenue and costs, stock-based compensation and related tax expense, which are not part of our core business, cloud and other services gross margin improved by 30 percentage points and 11 percentage points for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. The improvement was primarily due to higher pricing and the operating leverage from the growth in the cloud and other services, partially offset by capacity rental costs.

Total gross profit decreased by $13.0 million and increased by $25.0 million for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025. Total gross margin decreased to 20% and 26% for the three and nine months ended September 30, 2026, respectively. Excluding the effects of stock-based compensation expense and related tax costs, OpenAI pass-through revenue and costs, and the amortization of customer warrant assets as a reduction of revenue, which are not part of our core business, total gross margin was flat and improved 4 percentage points, year over year, for the three and nine months ended September 30, 2026 respectively due to the higher mix of cloud and other services revenue and an improvement in cloud margins which were partially offset by the lower hardware margins.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$177,842	$57,257	$120,585	211%	$573,488	$170,775	$402,713	236%
Percentage of revenue	84%	42%			98%	50%
Research and development expenses increased by $120.6 million, or 211%, for the three months ended September 30, 2026, and $402.7 million, or 236%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The increases were primarily attributable to $99.9 million and $348.0 million, respectively, of stock-based compensation and related tax costs in each period, as well as continued investment in headcount, engineering, product and software development initiatives, including next-generation product programs and prototype activities.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$32,813	$20,834	$11,979	57%	$134,483	$49,388	$85,095	172%
Percentage of revenue	16%	15%			23%	15%
Sales and marketing expenses increased by $12.0 million, or 57%, for the three months ended September 30, 2026, and $85.1 million, or 172%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The increases were primarily attributable to $21.0 million and $81.0 million, respectively, of stock-based compensation and related tax costs, partially offset by lower data center cloud spend on trial customers.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$55,588	$3,513	$52,075	1482%	$162,277	$20,796	$141,481	680%
Percentage of revenue	26%	3%			28%	6%
General and administrative expenses increased by $52.1 million, or 1482%, for the three months ended September 30, 2026, and $141.5 million, or 680%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The increases were attributable to $38.5 million and $107.0 million, respectively, of stock-based compensation and related tax costs. The increases also reflected higher legal costs, personnel-related costs, insurance, professional services, and consulting expenses to support public company operations.

Other Income, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Other income, net	$63,900	$5,787	$58,113	1004%	$93,409	$380,431	$(287,022)	(75%)
Other income, net increased by $58.1 million, or 1004%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to $76.3 million from higher interest and dividend income due to higher investment balances, partially offset by $18.6 million of non-cash interest expense on the Working Capital Loan under the OpenAI arrangement, as further discussed in Note 10 - Debt to our condensed consolidated financial statements. Other income, net decreased by $287.0 million, or 75%, for the nine months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to the absence of the non-recurring $363.3 million gain recognized in 2025 upon release of the forward contract liability following cancellation of the committed purchase obligation as discussed in Note 9 - Other Income, Net. The decrease also reflected $57.2 million of non-cash interest expense on the Working Capital Loan under the OpenAI arrangement, as further discussed in Note 10 - Debt to our condensed consolidated financial statements. These decreases were partially offset by a $136.0 million increase in interest and dividend income.
Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$969	$1,519	$(550)	(36%)	$2,740	$4,866	$(2,126)	(44%)
Income tax expense decreased by $0.6 million, or 36%, for the three months ended September 30, 2026 and $2.1 million, or 44%, for the nine months ended September 30, 2026, compared to the same periods in 2025. The decreases were primarily attributable to lower state tax expense resulting from tax benefits from employee stock-based compensation deductions in connection with the IPO, partially offset by higher income tax expense for international subsidiaries.

Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement the performance measures in our unaudited condensed consolidated financial statements, which are presented in accordance with GAAP. These non-GAAP financial measures include core gross profit, core operating loss, and core net income (loss). We use these non-GAAP financial measures for financial and operational decision-making and as a means to assist us in evaluating period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that core gross profit, core operating loss, and core net income (loss) provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
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

A reconciliation of our GAAP gross profit, the most directly comparable GAAP financial measure, to core gross profit is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP gross profit	$42,094	$55,135	$153,827	$128,838
Less: Pass-through revenue and related data center costs, net(1)	(488)	—	(1,037)	—
Add: Amortization of customer warrant assets(1)	36,424	—	82,739	—
Add: Stock-based compensation expense	16,545	161	32,848	674
Add: Employer payroll tax related to stock-based compensation from IPO(2)	—	—	471	—
Core gross profit	$94,575	$55,296	$268,848	$129,512
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
A reconciliation of our GAAP loss from operations, the most directly comparable GAAP financial measure, to core operating loss is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP loss from operations	$(224,149)	$(26,469)	$(716,421)	$(112,121)
Less: Pass-through revenue and related data center costs, net(1)	(488)	—	(1,037)	—
Add: Stock-based compensation expense(1)	155,105	11,346	541,706	33,781
Add: Amortization of customer warrant assets(1)	36,424	—	82,739	—
Add: Employer payroll tax related to stock-based compensation from IPO(2)	—	—	22,778	—
Core operating loss	$(33,108)	$(15,123)	$(70,235)	$(78,340)
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

Core Net Income (Loss)
We monitor core net income (loss) for planning and performance measurement purposes. We define core net income (loss) as net income (loss) presented in accordance with GAAP, adjusted to exclude pass-through revenue and data center costs, amortization of customer warrant assets, stock-based compensation, the extinguishment of forward contract liability, and employer payroll tax related to stock-based compensation from IPO. We have presented core net income (loss) because we believe that the exclusion of these charges allows for a more relevant comparison of our results of operations to other companies in our industry and facilitates period-to-period comparisons as it eliminates the effect of certain factors unrelated to our overall operating performance. Our calculation of core net income (loss) does not currently include the tax effects of the stock-based compensation expense adjustment because such tax effects have not been material to date.
A reconciliation of our GAAP net income (loss), the most directly comparable GAAP financial measure, to our core net income (loss) is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net income (loss)	$(161,218)	$(22,201)	$(625,752)	$263,444
Less: Pass-through revenue and related data center costs, net(1)	(488)	—	(1,037)	—
Less: Extinguishment of forward contract liability	—	—	—	(363,336)
Add: Stock-based compensation expense(1)	155,105	11,346	541,706	33,781
Add: Amortization of customer warrant assets(1)	36,424	—	82,739	—
Add: Employer payroll tax related to stock-based compensation from IPO(2)	—	—	22,778	—
Core net income (loss)	$29,823	$(10,855)	$20,434	$(66,111)
_______________
(1)Core net income (loss) does not include the tax effects of the non-GAAP adjustments because such tax effects were not material during the periods presented.
(2)Employer payroll taxes related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity-based vesting condition was satisfied in connection with our IPO.
Liquidity and Capital Resources
Our operations have been financed primarily through net proceeds from sales of our equity securities, including in our IPO. The following table summarizes our principal sources of liquidity for the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$3,074,752	$701,706
Marketable securities	4,286,026	406,531
Available under Revolving Credit Agreement	850,000	—
Total liquidity	$8,210,778	$1,108,237
We have incurred significant operating losses and had an accumulated deficit of $1.5 billion as of September 30, 2026. We have also made significant capital expenditures to expand our data center capacity and deploy systems to support our cloud services. We expect to continue making significant investments in our systems, data center infrastructure, research and development, and sales and marketing for the foreseeable future to support the growth of our business.
We believe our existing cash and cash equivalents and marketable securities, together with available borrowing capacity under our Revolving Credit Facility, will be sufficient to meet our anticipated liquidity needs for at least 12 months from the date of this Quarterly Report on Form 10-Q, including operating expenses, working capital requirements and commitments for capital expenditures.
Our future capital requirements will depend on several factors, including the growth of our cloud services business, the timing and extent of investments in systems and data center capacity, timing of working capital for manufacturing facilities and supplies, research and development and sales and marketing expenditures, and the other risks described under “Risk Factors” in this Quarterly Report on Form 10-Q. Our future investments may require significant additional debt or equity financing in the future. Additional equity financing would dilute existing stockholders, while additional debt financing would increase our debt service obligations and could impose restrictions on our operations.

Debt Financing
Working Capital Loan
Proceeds of the Working Capital Loan with OpenAI are restricted to permitted expenditures for infrastructure and related capabilities required to deliver services under the MRA.
During the nine months ended September 30, 2026, $175.5 million of billings were applied as non-cash offsets against the loan. As of September 30, 2026, the outstanding principal balance was $829.1 million.
We expect to continue repaying the loan through services and other permitted non-cash credits, which reduce amounts we would otherwise collect in cash under the arrangement. Refer to Note 10 - Debt to our unaudited condensed consolidated financial statements for the contractual repayment terms, including cash repayment and acceleration provisions.
Revolving Credit Agreement
Our Revolving Credit Agreement provides for an $850.0 million revolving credit facility (the “Revolving Credit Facility”) for general corporate purposes. As of September 30, 2026, $850.0 million was available under the Revolving Credit Facility, which matures on April 14, 2031.
The Revolving Credit Agreement requires minimum liquidity of $150.0 million at the end of each fiscal quarter. For purposes of this covenant, liquidity consists of unrestricted cash and cash equivalents, subject to certain exclusions, plus undrawn revolver commitments. The Revolving Credit Facility is secured by liens on substantially all of our assets, subject to certain exceptions. Refer to Note 10 - Debt to our unaudited condensed consolidated financial statements for additional information regarding borrowing terms, collateral and covenants.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(388,894)	$(134,216)
Net cash used in investing activities	$(4,892,200)	$(182,724)
Net cash provided by financing activities	$7,869,421	$1,068,812
Operating Activities
Net cash used in operating activities was $388.9 million for the nine months ended September 30, 2026, as compared to net cash used in operating activities of $134.2 million for the nine months ended September 30, 2025. The increase in cash used in operating activities primarily reflected higher working capital requirements to support the expansion of our cloud services business, including supplier prepayments and inventory purchases, as well as the timing of customer billings and collections. These uses of cash were partially offset by customer advances and the timing of accounts payable.
Investing Activities
Net cash used in investing activities was $4.9 billion for the nine months ended September 30, 2026, as compared to $182.7 million for the nine months ended September 30, 2025. The increase primarily reflected the investment of financing proceeds in marketable securities, together with higher capital expenditures for systems and related equipment to expand data center capacity supporting our cloud services. These outflows were partially offset by proceeds from maturities and sales of marketable securities.
Financing Activities
Net cash provided by financing activities was $7.9 billion for the nine months ended September 30, 2026, as compared to $1.1 billion for the nine months ended September 30, 2025. The increase primarily reflected proceeds from our IPO and the Working Capital Loan from OpenAI, partially offset by tax withholding payments related to the tender offer and IPO.

Capital Investments
Our capital investments primarily consist of systems, data center and computer equipment, and related infrastructure to support the expansion of our cloud services business. We have funded these investments through cash on hand, proceeds from equity financings, customer payments and prepayments, and the Working Capital Loan with OpenAI.
During the nine months ended September 30, 2026 and 2025, cash paid for purchases of property and equipment was $1.0 billion and $301.1 million, respectively. The increase primarily reflected investments in systems and related equipment to expand data center capacity supporting our cloud services. We expect to continue making significant investments in cloud infrastructure and data center capacity to support the growth of our inference services.
We expect to fund future capital investments using our existing cash, cash equivalents and marketable securities and payments from customers. We may also draw amounts available under our Revolving Credit Facility or seek additional debt or equity financing.
Committed Capacity delivery shortfalls under the MRA, related service credits and potential terminations could reduce anticipated revenue growth. See the section titled “Risk Factors—Risks Related to Our Business and Our Industry” for more information regarding the risks associated with capacity delivery shortfalls under the MRA and their potential impact on our revenue.
Commitments and Contractual Obligations
Our contractual obligations as of September 30, 2026 included:
•obligations under the Working Capital Loan with OpenAI, which we expect to repay through non-cash service credits and other permitted offsets, subject to the contractual repayment terms;
•operating lease liabilities for data centers and corporate offices included in our condensed consolidated balance sheet;
•commitments under non-cancelable data center leases that had not commenced and were not included in our condensed consolidated balance sheet; and
•non-cancelable purchase commitments for goods and services entered into in the ordinary course of business.
Refer to Note 10 - Debt, Note 15 - Leases, Note 16 - Commitments and Contingencies, and Note 17 - Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Recent Accounting Pronouncements
See the section titled "Recent Accounting Pronouncements" in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Foreign Currency and Exchange Risk
The functional currency for our subsidiaries located in Canada and India is the local currency of the country in which the subsidiary operates. The functional currency of our subsidiaries in Finland, France, and Norway is the U.S. dollar. Accordingly, we are exposed to foreign currency translation risk related to subsidiaries whose functional currencies are not the U.S. dollar and foreign currency transaction remeasurement risk when transactions are denominated in a currency other than the applicable entity’s functional currency. However, we engage in a small number of and immaterial transactions outside of the functional currency of the reporting unit, resulting in negligible exposure to foreign currency risk. We have not hedged such exposure, although we may do so in the future if our exposure to foreign currency risk increases. A hypothetical 10% change in the relative value of the U.S. dollar would not have a material effect on our unaudited condensed consolidated financial statements for the periods presented.
Interest Rate Risk
We had cash, cash equivalents, and restricted cash of $3.5 billion as of September 30, 2026. Cash and cash equivalents primarily consist of amounts deposited in money market instruments with financial institutions and having original maturity of three months or less. We hold cash and cash equivalents for working capital purposes. A hypothetical 10% change in interest rates would increase or decrease other income, net by $4.8 million.
We had investments of $4.3 billion as of September 30, 2026. Investments primarily consist of U.S. Treasury securities with maturities greater than three months at purchase and remaining maturities of one year or less at period-end. A hypothetical 10% relative change in the market yields of our U.S. Treasury securities would increase or decrease their aggregate fair value by approximately $6.0 million.
As of September 30, 2026, we had $829.1 million outstanding under the Working Capital Loan with OpenAI. This note bears interest at a fixed rate of 6.0% per annum. The note permits repayment in cash or through the delivery of services under the related commercial arrangement, and accrued interest attributable to amounts repaid through the delivery of services is deemed paid in accordance with the terms of the note. Because the interest rate on the note is fixed and does not reset based on changes in SOFR, prime, or another market interest rate, changes in market interest rates would not affect the contractual interest rate or related interest expense recognized on the note. A hypothetical 10% change in interest rates would not have a material effect on our unaudited condensed consolidated financial statements for the periods presented.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•A substantial portion of our revenue has been, and is expected to continue to be, driven by a limited number of customers. A reduction in demand from, or a material adverse development in our relationship with any of our significant customers, including OpenAI, G42, MBZUAI, and hyperscalers such as Amazon, Oracle, and Microsoft, or our failure to meet our obligations under the Master Relationship Agreement (“MRA”) with OpenAI, would harm our business, financial condition, results of operations, and prospects.
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

•Our supply chain is long, complex, and global, with many interdependencies. Significant fluctuations in supply and demand or supply chain disruptions could adversely affect our ability to manufacture and deliver products to customers and may require us to carry higher levels of inventory, increasing our working capital requirements and the risk of excess or obsolete inventory.
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
We have experienced significant growth in a short period of time. Our revenue increased from $290.3 million for the year ended December 31, 2024 to $510.0 million for the year ended December 31, 2025, and to $584.3 million in the nine months ended September 30, 2026. We may not achieve similar growth rates in future periods. You should not rely on our results of operations for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer, and our stock price could decline.
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
In addition, certain of our customer agreements, including the MRA with OpenAI, contain exclusivity provisions that restrict us from supporting, collaborating with, and/or selling certain products and services to certain named competitors of such customers. These restrictions may prevent us from pursuing strategic and revenue opportunities with major technology companies that are leading participants in the AI industry, limit our ability to diversify our customer base and revenue streams, and negatively impact our growth opportunities.
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
We incurred net losses of $161.2 million and $22.2 million for the three months ended September 30, 2026 and 2025, respectively, and incurred net losses of $625.8 million and generated net income of $263.4 million for the nine months ended September 30, 2026 and 2025, respectively, and have a history of generating net losses. We generated core net income of $29.8 million and incurred core net loss of $10.9 million for the three months ended September 30, 2026 and 2025, respectively, and generated core net income of $20.4 million and incurred core net loss of $66.1 million for the nine months ended September 30, 2026 and 2025 after excluding the impact of stock-based compensation expense, pass-through revenue and costs, amortization of customer warrant assets and other one-time adjustments from our GAAP net loss. For more information and for a reconciliation of core net loss to net loss, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” As of September 30, 2026, we had an accumulated deficit of $1.5 billion. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses may continue if such increases in costs are not more than fully offset by increases in our revenue. We expect to continue to invest significant additional funds in expanding our business and research and development activities as we continue to develop new products. We launched our cloud-based inference offering in 2024, which required new investments in cloud infrastructure and data center capacity that we historically did not need for hardware system sales. We expect to significantly increase our investments in cloud infrastructure and data centers to enable growth in our inference service. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. Moreover, during the quarter in which the IPO was completed this year, we began recording stock-based compensation expense for RSUs and PRSUs that we have granted to our service providers, which generally vest upon the satisfaction of both service-based or market-based and liquidity-based vesting conditions occurring before the award’s expiration date. The liquidity-based vesting condition for such RSUs and PRSUs was satisfied in connection with the IPO, resulting in significant increases to our stock-based compensation expense.
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
A substantial portion of our revenue has been, and is expected to continue to be, driven by a limited number of customers. A reduction in demand from, or a material adverse development in our relationship with any of our significant customers, including OpenAI, G42, MBZUAI, and hyperscalers such as Amazon, Oracle, and Microsoft, or our failure to meet our obligations under the MRA with OpenAI, would harm our business, financial condition, results of operations, and prospects.
A substantial portion of our revenue is driven by a limited number of customers. Mohamed bin Zayed University of Artificial Intelligence (“MBZUAI”) accounted for 38% and 70% of our total revenue for the three months ended September 30, 2026 and 2025, respectively, and 45% and 56% for the nine months ended September 30, 2026 and 2025, respectively. Group 42 Holding Ltd (together with its affiliates, “G42”) accounted for 7% and 14% for the three months ended September 30, 2026 and 2025, respectively, and 9% and 30% for the nine months ended September 30, 2026 and 2025, respectively. In December 2025, we entered into the MRA with OpenAI, which accounted for 34% and 25% for the three months ended September 30, 2026 and for the nine months ended September 30, 2026, respectively, and which we expect to represent a substantial portion of our projected revenues over the next several years.
Our dependence on our relationships with OpenAI, G42, and MBZUAI subjects us to a number of risks. Any negative changes in demand from OpenAI, G42, or MBZUAI, in their ability or willingness to perform under their contracts with us, in laws or regulations applicable to OpenAI, G42 or MBZUAI, or the United Arab Emirates, or in our broader strategic relationship with OpenAI, G42, or MBZUAI would harm our business, financial condition, results of operations, and prospects. Even if OpenAI, G42, and MBZUAI remain satisfied with our offerings, it is possible that they will no longer need to purchase additional AI compute or services at the same quantity as prior periods, or that their ability or willingness to purchase our offerings may change for reasons such as financing constraints, changes in their strategy, internal policies or product roadmap, cash conservation, competing spending priorities or financial distress, as well as reasons outside of their control. OpenAI, G42, MBZUAI, and other significant customers may also choose to purchase more of their AI compute from our competitors or shift workloads to internally developed or co-developed solutions. For example, Amazon and other hyperscalers have internally developed silicon solutions that run AI workloads, and OpenAI has also announced the development and preliminary tests of their internally developed custom inference chip, which they have marketed as a low latency inference solution. If our customers decide that their internally developed compute solutions, including first party hardware and/or co-developed or optimized software for third party hardware, is more performant and/or more economical than our technology, our product offerings will become less competitive and our business may be harmed.
In addition, under the MRA with OpenAI, unless otherwise agreed to, we are required to deliver capacity tranches across specified numbers of data centers with minimum capacity thresholds upon certain time-based milestones. If we fail to deliver such capacity on the stated timelines, or if we experience a certain level of failure with respect to our service levels, OpenAI has the right to receive service credits and/or under certain circumstances terminate a portion or all of the agreement. In addition, delays in our delivery of capacity will shorten the term of the contract for the applicable tranche on a day-for-day basis. As of September 30, 2026, without adjustment for any excused delays that may result from certain dependencies or other factors, we delivered less capacity to OpenAI than the quantity contemplated by the MRA. Based on our current data center deployment forecasts, we expect that capacity delivery delays may continue through a portion of 2027. Data center availability and development schedules are highly unpredictable and we cannot provide assurance that we will be able to achieve our forecasts.

Capacity delivery shortfalls that are not excused and remain uncured 30 days after specified milestone dates under the MRA will cause service credits to accrue on the uncured capacity tranche; such credits offset the monthly service fees payable by OpenAI to us in subsequent months. Without adjustment for excused delays, service credits commenced accruing as of October 1, 2026. If a tranche of capacity shortfall remains uncured 90 days after the relevant milestone, we and OpenAI can each elect to terminate such tranche. Based on current forecasts, we expect the amount of capacity that is terminable in 2026 to be less than 5% of the total committed capacity under the MRA. If any tranches of capacity are terminated by either us or OpenAI, the total contract value and remaining performance obligation under the MRA will decrease accordingly at such time. If we are unable to resell any terminated tranches to other customers, we may not be able to offset significant committed expenditures with alternative revenue sources.
In addition, pursuant to the MRA with OpenAI, we received the $1.0 billion Working Capital Loan (as defined in Note 3 - Revenue). The Working Capital Loan has a maturity date of no later than December 31, 2032, and is scheduled to be repaid in amortized installments over a three-year term, commencing after the delivery of the final tranche of the initial 250 MW of capacity. Interest accrues on the outstanding principal balance at a rate of 6% per annum; provided that interest may be waived under certain circumstances. If the MRA is terminated for any reason other than OpenAI’s material uncured breach, or if certain trigger events occur, OpenAI may direct the bank to cease complying with our instructions regarding the Working Capital Loan funds and may instead control the disposition of funds in the account, and we may be required to immediately repay the outstanding principal balance of the Working Capital Loan together with accrued interest. Our failure to perform under the MRA, or any delays, withholding or cessation of payments or claims for credits or refunds on OpenAI’s part, would harm our business, financial condition, results of operations, and prospects.
Further, as of September 30, 2026, two customers accounted for 80% of our accounts receivable balance. As of December 31, 2025, one customer accounted for 78% of our accounts receivable balance. This customer concentration increases the risk of quarterly fluctuations in our results of operations and our sensitivity to any material adverse developments experienced by, or in our relationships with, our significant customers. G42 and MBZUAI are considered related parties with respect to each other as defined by Accounting Standards Codification 850, Related Party Disclosures. The loss of, any substantial reduction in sales to, or the default on payments by, any of our significant customers would harm our business, financial condition, results of operations, and prospects.
Even as we expand our commercial relationships with new customers, we expect a substantial portion of our revenue to remain dependent on a limited number of customers, such as hyperscalers that have potential for future business expansion. These relationships also involve contractual commitments and other terms that may increase our dependence on these customers. In June 2026, we entered into a commercial agreement with Amazon Web Services (“Amazon”, and such commercial agreement, the “AWS Commercial Agreement”) that provides for a strategic collaboration to deploy a joint compute solution in Amazon data centers. The AWS Commercial Agreement includes an initial multi-year lease of our systems, options for future procurement of products and services, pricing commitments, exclusivity, minimum manufacturing capacity guarantees, and certain other protections in favor of Amazon. These commitments may limit our ability to satisfy demand from other customers or prospective customers. In addition, if Amazon does not purchase additional products or services under the agreement, we may have excess inventory and manufacturing capacity. Conversely, if Amazon purchases additional products and services, as contemplated by our minimum capacity commitments in the AWS Commercial Agreement, Amazon may represent a material percentage of our revenue at such time. In addition, we entered into commercial agreements with Oracle and Microsoft in the second half of 2026 for the sale of hardware and cloud inference services, respectively. These agreements also provide preferential commercial terms to these counterparties, and our agreement with Microsoft includes certain milestones that must be satisfied before cloud inference services commence. Any adverse developments in our relationships with hyperscalers, including any delays in these strategic collaborations, reduced sales, any decision by a hyperscaler not to purchase products or services beyond the initial engagement, or our failure to meet our obligations or satisfy required conditions under these agreements, would harm our business, financial condition, results of operations, and prospects.

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
We intend to continue to invest significantly in infrastructure as well as sales and marketing efforts related to our cloud-based offerings. This investment requires significant capital and other expenditures, which we expect to adversely impact cash flows from operations, gross profit, gross margins, and operating margins in certain periods, particularly in the near term, and may not ultimately grow our business or result in long-term profitability. We expect to require significant additional capital to fund our cloud offerings and support our growth. For example, significant upfront costs, prepayments, and/or financial guarantees have been and may continue to be required to procure data centers that are necessary for our cloud offerings. Data center developers or providers may require additional deposits, guarantees, credit support or other assurances that are more burdensome than that required of our investment grade competitors. Such demands could increase our funding requirements or further delay construction or delivery of capacity. Additional financing may not be available on terms favorable to us, if at all. Disruptions in debt or other financing markets have and could continue to limit access to capital for us, our customers, or our data center providers, delaying infrastructure investment, hardware purchases, and deployment of our offerings. While we have historically been able to fund capital expenditures from cash generated from operations, prepayments and loans from certain customers, and equity financings, many factors could materially reduce the cash available from our operations, impede our ability to raise additional capital, or significantly increase our capital expenditure requirements, which may result in the inability to fund the necessary or desired level of capital expenditures. Under the MRA with OpenAI, OpenAI has provided us with the $1.0 billion Working Capital Loan to accelerate the development and build out of services, technology, and manufacturing. If the MRA is terminated for any reason other than OpenAI’s material uncured breach, or if certain trigger events occur, OpenAI may direct the bank to cease complying with our instructions regarding the Working Capital Loan funds and may instead control the disposition of funds in the account during the continuance of such trigger events and pursuant to the terms of the MRA, and we may be required to immediately repay the outstanding principal balance of the Working Capital Loan together with accrued interest. We may be required to make such repayment after the loan proceeds have been committed or spent and the expected revenue under the MRA has been reduced, leaving us with insufficient funds to satisfy our obligations. This could adversely affect our business, financial condition, results of operations, and prospects. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Any reduction, delay or uncertainty in expected revenue, including from OpenAI, could reduce the availability of debt or project financing supported by that revenue. Lenders may decline to provide or renew financing, require more expensive or less favorable financing terms, reduce the value assigned to our collateral, or require additional collateral, guarantees or restrictions. Further, the current global macroeconomic environment and other factors discussed herein could make it more difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations. We may also be forced to enter into financing arrangements that limit our strategic independence.

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
Our offerings include a cloud-based platform, where customers can purchase our AI computing solutions on a consumption-based or dedicated capacity model. This business model is intended to allow customers to choose the solution that best aligns with their budgetary, security, and scalability requirements. The risks and challenges of a cloud-based business model may be different from selling our products for on-premises use. For instance, building and scaling a cloud-based platform requires us to make significant capital expenditures to manufacture more hardware systems, to lease data centers with sufficient power and cooling infrastructure, and to maintain sufficient units on hand, which requires resources to be reallocated from producing units that could otherwise be sold to customers for on-premises use. In order to support a cloud-based business model, we also incur additional IT and personnel costs to service and manage our clusters, including managing and optimizing capacity allocations and utilization rates, as well as rely on third-party infrastructure, such as Amazon, for certain data transmission needs. The success of our cloud-based offering may further be impacted by our ability to obtain or maintain industry security certifications for our platform and, with respect to public sector customers, our ability to navigate factors such as budget cycles, procurement rules, eligibility criteria, and domestic preference rules. There is no assurance that investments in our cloud-based platform will lead to increased revenue as compared to other business models. In addition, we introduced our cloud-based inference offering in 2024. Such a product presents new and additional risks to us, including substantially increasing the number of users accessing our cloud, which may increase cybersecurity and compliance risk as well as risk of outages due to overcapacity or otherwise. Recent cybersecurity incidents at and heightened security concerns among AI model developers and providers and infrastructure and inference providers across the industry have caused them to tighten access controls and, in some cases, restrict access to certain models or suspend certain services. For example, OpenAI has described tighter controls on model-weight access, Anthropic has described security requirements for access to certain models, and Fireworks has disabled certain self-service dataset upload and download functions following a security incident. The trend towards increased security in AI has and may continue to cause such industry participants to limit or delay sharing of proprietary technical information with partners and service providers, which could impede integration, testing, optimization, or deployment, and require greater engineering investment and effort than may otherwise be necessary. The industry’s views on the reliability and safety of open source models, which we support for many of our customers, may also be negatively impacted. These developments could delay our deployment timelines, increase our costs, and adversely affect demand for and utilization of our offerings.
Additionally, if domestic and global economic conditions worsen, adoption, use, and commercialization of AI technology, particularly of the large models that are currently dominating the market, do not progress as expected, or anticipated returns on AI infrastructure investments do not materialize, overall spending may be reduced, which could adversely impact demand for our solutions in these cloud and AI infrastructure markets and we may not realize our expected growth rates. Reduced investment interest, valuations, and funding sources across the AI industry could weaken the financial condition of our suppliers and partners and cause our significant customers, including OpenAI, to reduce or postpone capacity commitments. Furthermore, changes to data privacy laws regarding cross-border transmission of data, as well as customers’ data residency and data sovereignty expectations, may disproportionately impact cloud-based platforms. In such cases, we may be left with excess units in our clouds and data center leases and costs that we cannot terminate or recoup. Even if the demand for cloud and AI-related infrastructure develops in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted solutions or personnel available to timely meet our customers’ needs, we may miss a significant opportunity and our business, financial condition, results of operations, and prospects may be harmed.

Our hardware sales involve significant customer commitments, and delays in customer financing or payments, customer defaults, or bankruptcies could delay or prevent shipments and revenue recognition, impair our ability to collect amounts owed, and adversely affect our liquidity and results of operations.
Purchases of our hardware products require substantial capital commitments, and customers may depend on debt or equity financing, equipment leases, or other third-party funding to complete their purchases. Our customers’ financing has been, and may in the future be, disrupted by adverse developments. Customers may be unable to obtain sufficient financing on acceptable terms or within anticipated timeframes, including because of changes in credit markets, their financial condition, or the financial condition of their downstream customers. Financing commitments may also be subject to conditions that are not satisfied or may be reduced or withdrawn, including after we have entered into a sale agreement or delivered hardware. As a result, even customers that have entered into purchase agreements may delay, reduce or seek to cancel orders, fail to make required deposits or other payments, or request extended payment terms or other concessions.
The timing of hardware revenue depends on the terms of each arrangement and satisfaction of applicable revenue recognition requirements, including timing of risk of loss, transfer of control and, where applicable, contractual acceptance conditions. Customer financing difficulties, missed payments, site-readiness issues, or delays in shipment, delivery, installation or acceptance could shift anticipated revenue into later periods or prevent us from recognizing it altogether. Consequently, signed agreements and anticipated delivery schedules may not result in revenue or cash receipts in the amounts or periods we expect, and a delay involving a significant order could materially affect our quarterly results.
We may incur manufacturing, component procurement, inventory and other costs before receiving payment from customers. If a customer fails to obtain financing or otherwise defaults, we may be unable to recover those costs or collect amounts owed, and deposits or contractual remedies may not fully protect us. We could incur credit losses, inventory write-downs, or costs to enforce our rights, and we may be unable to resell affected products promptly or at anticipated prices. Cash collections may also lag revenue recognition, placing additional demands on our working capital.
If a customer becomes insolvent or enters bankruptcy proceedings, its lenders or other creditors may have security interests or other rights in the customer’s assets, including hardware we have delivered, that are senior to our rights. As a result, we may be unable to recover our hardware or collect amounts owed to us, and any recovery may be delayed by bankruptcy proceedings or competing creditor claims.
Any of these developments could cause material fluctuations in our revenue and margins, reduce operating cash flows, impair our ability to meet forecasts, and adversely affect our business, financial condition and results of operations.
If our data center providers fail to meet the requirements of our business, or if the data center facilities experience interruption, damage, or a security breach, our ability to provide access to our infrastructure and maintain the performance of our cloud could be negatively impacted.
We lease space in or otherwise license use of third-party data centers located in the North America and Europe and are in the process of expanding to other regions. Our business is reliant on these data center facilities. Because we lease or license use of this data center space and partner with developers for the build out of such data centers, we do not control the construction, build out or operations of these third-party facilities. Consequently, we could be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data center facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes, floods, fires, power loss, environmental factors, such as air and water temperature, humidity, and dust, system failures, computer and other cybersecurity vulnerabilities, physical or electronic break-ins, human error, malfeasance or interference, including by employees, former employees, or contractors, as well as terrorist acts and other catastrophic events.
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

Our data center facilities may also be subject to local, state and federal administrative actions, changes to legal or permitting requirements, labor disputes, litigation to stop, limit, or delay operations, and other legal challenges, including government agencies seeking to gain access to customer accounts for law enforcement or other reasons. The imposition of tariffs, regulatory requirements, and increased focus on data sovereignty and data localization requirements around the world could also impact our business model with respect to the storage, management, and transfer of data, and may impact where we choose to lease data centers, which can affect our opportunities for international expansion. Additionally, government authorities have in the past sought to restrict data center development and have imposed moratoria on data center development, citing concerns about energy and water usage, requiring new data centers to meet efficiency requirements. Restrictions on data center development, expansion, or operations, including bans or moratoria imposed by U.S. federal, state or local authorities, and those of other countries where we operate, may delay the development and operations of data center facilities on which we depend. We may face higher costs from any laws requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on power sources and grid power use, or environmental requirements. Because data center agreements have long terms and high upfront costs, any changes in regulations, government actions, customer preferences, or otherwise that occur after an investment is made into a data center could cause significant financial loss. In addition, while we have entered into various agreements for the lease of data center space, equipment, maintenance, and other services, those third parties could fail to deliver on their contractual obligations under those agreements. Furthermore, we require the data centers we lease to have certain highly specific attributes in order to effectively run our business. For example, these state-of-the-art data centers require networking equipment, high-speed interconnects, enhanced access to power, and liquid cooling infrastructure. In many cases, these third-party data centers are required to undergo extensive retrofitting and improvement efforts, including to incorporate novel developments in our industry, which are time consuming, expensive, and less efficient than if we were to lease spaces already designed for our operations, and which may not ultimately be successful in meeting all of our requirements. If third parties fail to successfully deliver on such performance requirements, our ability to maintain the performance of our cloud and network would be negatively impacted. Certain data center providers also require financing and credit support, as well as deposits to reserve or purchase long lead time equipment. If the developer is unable to line up such financing independently, we may need to provide financial assistance, which is costly to us. In addition, if data center operators are delayed in making the facilities available to us, we may not be able to fulfill our customer contractual obligations in a timely manner, causing us financial and reputational harm.
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
The occurrence of any of these factors, or our inability to efficiently and cost-effectively fix such errors or other problems that may be identified, could materially harm our business, financial condition, results of operations, and prospects, damage our reputation, or negatively impact our relationship with our customers.
If we are unable to secure data center capacity when needed or at affordable rates, including the cost of power, or do not accurately plan for and manage our infrastructure capacity requirements, our business, financial condition, results of operations, and prospects may be harmed.
We plan investment levels for our cloud-based offerings based on estimates of future customer demand and future anticipated rates of growth. In recent periods, our cloud services and license support expenses have grown to meet current and expected demand for our inference solutions, including investments to increase our data center capacity and to establish data centers in new geographic locations. In connection with these investments, we entered, and expect to continue to enter, into long-term lease commitments with third-party data center providers and other significant commitments with suppliers, including investments in scaling up our contract manufacturers. If we underestimate customer demand or our data center capacity needs, we may face shortages of available infrastructure, limiting our ability to support customer growth and potentially causing us to lose business to competitors. Conversely, if we overestimate customer demand or our data center capacity needs, we could be locked into multi-year commitments for excess data center space, or be required to pay significant contract termination fees to exit such obligations early. We may also have unsold or excess capacity if customers delay or reduce their use of our offerings, and we may be unable to redeploy that capacity on comparable terms or redeploy it quickly or at all. In particular, our rent, maintenance, power and other obligations under long-term data center agreements may continue even if customers’ commitments for capacity, are reduced, deferred or terminated. We may also be unable to recover deposits, development payments or tenant improvement costs associated with unused or cancelled projects. Prolonged deployment timelines could increase our construction, financing, power and operating costs without corresponding increases in amounts payable by customers. Further, we typically depreciate our assets over their estimated useful lives, which could be shortened should our inference solutions and related strategy change, which could harm our business, financial condition, results of operations, and prospects.
In contrast to the long-term data center commitments, our customer agreements for cloud-based offerings have shorter terms, which makes it more difficult to forecast customer demand. For example, the MRA with OpenAI provides for multi-year initial capacity commitments along with potential multi-year renewal terms, but there can be no assurance that OpenAI will renew these commitments or that we will be able to fully utilize the capacity if OpenAI elects not to renew. Further, the volatility of the industry we operate in makes it difficult for us and our customers to accurately forecast needs. Data centers in geographies that we desire may also be unavailable within the timeframe we require, on commercially reasonable terms, or at all. Under the MRA, unless otherwise agreed to, we are required to deliver capacity tranches across specified numbers of data centers with minimum capacity thresholds per campus, which may constrain our flexibility in selecting data center locations and providers. We are also required to achieve certain physical and cybersecurity requirements at data centers, which could also limit the pool of available data center providers or increase our costs. Any disagreements between OpenAI and us regarding whether those requirements have been met or delays in obtaining approvals could prevent us from meeting contractual delivery or acceptance milestones, and different or more demanding interpretations of security, location or campus requirements could require costly site modifications or further delay delivery or acceptance. Delays could also cause projects to lose priority in power connection queues, permits or access to scarce equipment, increasing costs and further delaying delivery.
As AI adoption has become more widespread, the minimum amount of data center and compute capacity required by many of our current and potential customers to support their product rollouts has significantly increased. If we are not able to quickly scale our infrastructure assets beyond such floor, we may not be able to become a meaningful or compelling part of their infrastructure portfolio, thereby decreasing our value to them. In addition, if we do not manage our capacity allocation properly, we could face competing demands from different customers for the same capacity at the same time. We may also forgo opportunities to sell scarce near-term capacity to new customers at higher prices while preserving capacity to meet older contractual commitments.

Moreover, we do not own, or have complete control over the operations of, these data centers, and they may suffer interruptions in service from events beyond our control, including from acts of government, natural events, power loss, environmental issues, human error, malfeasance or interference by third parties. Downtime or delays caused by data center providers may not excuse our service level and delivery obligations to our customers, and penalties paid by data center providers to us may not make us whole in such situations. Our customers, including OpenAI, may attribute delays involving their customers or partners to us or seek to enforce existing delivery deadlines while requesting changes that make those deadlines difficult to meet. In addition, we rely on third-party suppliers to provide equipment and components required to outfit these data centers on a timely basis, as well as contractors for services. Delays or revisions to deployment schedules under contracts with our customers could cause multiple capacity tranches to become due within a compressed period, exceeding our available personnel, equipment or supplier capacity. Accelerated deployment could increase the risk of defects, outages and security vulnerabilities. Ongoing or future delays or the inability to meet customer demand, including failure to meet our capacity delivery obligations under the MRA, could cause the loss or delay of revenue, contractual penalties or terminations, or increase our costs, all of which could adversely affect the margins of our business.
The global energy market is also experiencing disruption, inflation, and volatility pressures, with various macroeconomic and geopolitical factors contributing to the instability and global power shortage, including conflicts in the Middle East and the political climate in the United States as it relates to data centers. Furthermore, the cost of power to run these data centers is a significant portion of the overall operating expenses. We have faced, and may continue to face, rising costs for data center energy demands and access to grid power. If we cannot procure power at reasonable prices or if our supply of power becomes constrained, our business, financial condition, results of operations, and prospects will be harmed. Our access to power may depend on third-party generation, transmission, or interconnection projects, including “behind-the-meter” infrastructure, and delays or failures in those projects could delay deployments or increase our costs. There can be no assurance that any measures taken to identify and implement cost-optimization measures for data center and power usage will be effective in reducing our costs or that the cost savings will be sufficient to offset rising energy prices.
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
If we are unable to secure sufficient GPUs or financing on acceptable terms, we may be unable to deploy our disaggregated inference solutions, which could harm our business.
We have recently added disaggregated inference solutions to our product roadmap. To deploy a disaggregated inference solution that uses Graphics Processing Unit (“GPUs”) for prefill and Cerebras systems for decode, we must acquire GPUs, which are in short supply. Our ability to meet customer demand therefore depends on securing sufficient GPUs and related financing.
We compete for GPUs with well-capitalized technology companies and AI infrastructure providers that may outbid us, secure priority allocations, or make capital commitments we cannot match. Manufacturers and suppliers may prioritize other customers, increase prices, or require substantial prepayments. Our GPU supply also depends on manufacturers’ ability to secure sufficient foundry capacity, memory, packaging, materials, and other components. Competition for supply and manufacturing constraints or disruptions could prevent us from obtaining sufficient GPUs within required timeframes, even where we have purchase commitments or prepayment arrangements. Alternative supply may be unavailable or available only on less favorable terms, limiting our ability to meet customer demand and harming our business.
Securing GPU supply may require premiums, deposits, or long-term purchase or capacity commitments before deployment or related revenue generation. Any GPU procurement and financing commitments we make through equipment leases, debt-financed purchases, or other arrangements could require significant upfront cash outflows and increase our capital needs. Financing may not be available when needed on favorable terms, if at all, and financing-market disruptions could limit access to capital and delay purchases and deployments. Financing terms may include restrictive covenants limiting capital raising and business opportunities, or exclusive or preferential supply commitments restricting alternative GPU sources. GPU capacity delivery may also depend on counterparties obtaining financing and performing their obligations. If we provide guarantees or credit support, we could be required to make payments without receiving the anticipated capacity or economic benefits.
Any GPU procurement and financing commitments we make may not align with customer demand or data center readiness. Underestimating requirements could leave us unable to meet deployment schedules, and overestimating requirements or experiencing deployment delays could leave us with purchase or lease obligations for idle or underutilized GPUs. Supply or financing constraints could delay or reduce deployments, cause us to miss customer commitments, increase costs, and reduce revenue and margins, harming our business, financial condition, results of operations, and prospects.
The market for AI computing solutions is competitive, evolving, and requires scale, and if we do not compete effectively, our business, financial condition, results of operations, and prospects may be harmed.
The market for AI computing solutions is highly competitive and evolving. New technologies and solutions are rapidly emerging in the markets in which we compete. With respect to hardware, we compete against semiconductor companies such as NVIDIA Corporation, a dominant market leader, Advanced Micro Devices, Inc., Intel Corporation, as well as AI accelerators developed by hyperscalers, frontier model developers, and private companies. We also compete against full-service cloud service providers such as Amazon.com, Inc. (AWS), Microsoft Corporation (Azure), Alphabet Inc. (Google Cloud Platform), and Oracle Corporation, as well as AI-optimized specialized clouds such as CoreWeave, Inc. and other neo-clouds. Certain of our competitors are also current or prospective customers, suppliers or partners. As such, these companies may have competing commercial interests, which could affect their purchasing decisions, the terms they offer us, or their support for our offerings. Many of these companies are large, well established, and have greater financial resources than we do. In addition, many companies, including potential customers such as, but not limited to, hyperscalers and foundation model builders, have developed or are developing their own AI computing solutions based on current or new technologies, and are using such solutions internally and monetizing them with external customers, in both instances in ways that compete with our product and service offerings. Many of our current and potential competitors benefit from competitive advantages over us, such as prominent and cutting-edge technology and software stacks designed to keep out new market entrants, greater name recognition, established developer communities, established engineering teams with key industry knowledge, longer operating histories, greater financial assets, greater ability to scale up and down with customer demand, more data center capacity and ability to purchase land to build larger and more custom data centers with lower cost of power, more varied product offerings, larger sales and marketing resources, more established relationships, including relationships and investments among AI ecosystem participants, wider geographic presence or larger, more established customer bases, more comprehensive and mature intellectual property portfolios and patent protections, a more robust supply chain, including favorable contracts with suppliers and ability to influence or fully capture our key suppliers, and other resources. These competitors may also be able to more effectively identify and capitalize upon opportunities in new markets and customer trends, be better able to secure suppliers or may have priority access to suppliers, and obtain sufficient research and development operations, design, manufacturing, and fabrication solutions, foundry and assembly and test capacity than we can, which may harm our business. Competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services, or other incentives that we may be unable to match. Additionally, while we compete against many parties, we also operate in a market with a dominant incumbent. This introduces a number of competitive pressures, including that it is more challenging to gain market awareness of our products, or gain market share. A dominant incumbent also has the ability to influence the direction of the market and user community in ways that are advantageous to them. In such cases, we have less visibility to be able to accurately predict the direction of the market, and such direction may not be consistent with our strengths and roadmap. If we cannot influence the AI community to engage with our offerings instead, or if we are unable to compete effectively, or are unable to convert new customers, our business, financial condition, results of operations, and prospects may be harmed.
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

Further, we sell a premium solution, and our competitors’ solutions may be less expensive to purchase by certain measures, which may limit the number of customers who can or will buy our product. While the market in which we operate is evolving rapidly, as it matures, AI computing solutions may become increasingly commoditized, where many different solutions become sufficient for customer requirements. Factors that may contribute to commoditization include advances in AI compute, advances in or simplifications of AI model architectures that require less sophisticated compute, and consumer preferences, which alone or in combination with other factors may lead to price erosion. Industry overbuilding could create excess compute capacity, and financially distressed providers may offer capacity at prices below sustainable operating costs, increasing pricing pressure and making it more difficult for us to sell available capacity profitably. If we are unable to establish and maintain a competitive lead that supports premium pricing or offset price reductions with increased sales, our business, financial condition, results of operations, and prospects may be harmed.
We may also experience discriminatory or anti-competitive practices by our competitors that may impede our growth, cause us to incur additional expense, or otherwise harm our business. For example, some of these competitors may use their market power to dissuade potential or current customers from purchasing from us or potential or current suppliers from working with us. Our competitors may also establish cooperative relationships among themselves or with third parties, make equity investments in customers and partners, providing debt backstops, or acquire companies that provide similar products or services as ours, that further their ability to create a closed ecosystem or to acquire talent. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, and strengthen or hold their market positions in an evolving industry.
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
Our success depends on our ability to attract new customers and users to our offerings, which in turn depends on the competitiveness and desirability of our offerings. AI has been developing at a rapid pace, and continues to evolve and change. Changes in model development or deployment plans, including pauses for safety, regulatory, or commercial reasons, may reduce or delay demand for our offerings. As demand continues for AI services, AI providers, including our customers, have sought increased compute capacity to enable advancements in their AI models and service the demands of end users. We expect competition to increase from both existing competitors and new market entrants with products or services that may be lower priced than ours, may be better optimized than our offerings for emerging technologies, or may provide better performance or additional features not provided by our products or services. Additionally, prospective or existing customers may influence our product roadmap by requiring features optimal for their particular use case. If we are unable to adapt to meet customers’ requirements, they may use competitive offerings or internal solutions that eliminate reliance on third-party providers. Moreover, prioritizing development of such features may require significant engineering resources and may not be compatible with the requirements of other customers, which could impact overall adoption of our platform.
In addition to releasing next generation versions of existing products, our business strategy may involve introducing new offerings to the market, which are subject to different risks and uncertainties. There can be no assurance that such new offerings will be broadly accepted. For instance, we released our inference solution in 2024, and if we fail to win broad customer adoption, we will be unable to participate in a significant segment of the AI market. Our customers, in particular for our cloud-based offerings, may also not be able to accurately forecast their AI compute needs. Accordingly, we may not be able to enter into long-term contracts or even if we do, we may be asked by customers to revise contracts later if their circumstances change. If contracts are terminated, breached, or not renewed, we may have large quantities of idle systems in our cloud, that take time to resell. In addition, if market demand for high-speed inference, including for real-time, agent-based, or other similar applications, does not exist or increase as expected, our inference solution may not be successful. The competitive landscape, customer preferences, market pressures, and technical and product challenges for new products or services may be different from our existing offerings. We can provide no assurance that new product offerings will achieve success on a timely basis, or at all. Evolving legal and regulatory landscape may also influence customer preferences. For example, prospective customers may favor closed-source AI model providers who provide indemnification against copyright infringement claims as compared to open-source AI models, and such biases may change as the current cohort of AI copyright-infringement litigation proceed through the courts. If our solutions do not allow us or our customers to comply with the latest regulatory requirements, sales of our solutions and services to existing customers may decrease and new customers will be less likely to adopt our offerings.

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
Additionally, if our component suppliers cease to, or become unable to, manufacture a component for us, we may also be forced to make a significant “last time buy” of the affected component or part from an existing supplier, in order to enable us to meet our customer demand or to re-engineer a product. Significant last time buy of such discontinued components could significantly increase our inventory and other expenses, such as insurance costs, and expose us to additional risks, such as the loss of, or damage to, products that may not subsequently be available to us from an alternative source. In any such circumstances, we may be unable to meet our customers’ demands and may fail to meet our contractual obligations and may need to redesign our products. This may result in the payment of significant damages by us to our customers and our revenue may decline, harming our business, financial condition, results of operations, and prospects. We may also have excess inventory if we overestimate the last time buy quantity, or during product transitions, which would result in write-offs.
There are certain components in our products that require long lead times to manufacture and deliver, including the wafer for our WSE. Accordingly, we must make estimates of demand well in advance of certainty of revenue and carry sufficient working capital to pay for these and other components. In addition, the yield on components, including our wafers, is variable and thus we must account for a certain amount of waste when purchasing components. If our estimates of customer demand are ultimately inaccurate, as we have experienced from time to time, there could be a significant mismatch between supply and demand. This mismatch has in the past resulted, and may in the future result, in both product shortages and excess inventory, with a corresponding impact to our results of operations. If we underestimate our customers’ future demand for our products, our suppliers may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill orders on a timely basis or in a cost-effective manner. If we fail to fulfill our customers’ orders on a timely basis, or at all, our customer relationships could be damaged, we may lose revenue and market share and our reputation may be harmed. If we overestimate our customers’ future demand, we may have excess inventory with limited or no resale value, which would harm our business, financial condition, results of operations, and prospects. We may also be unable to cancel related orders or recover deposits, may incur cancellation penalties, and may face increased risk of loss of or damage to excess inventory. To the extent we increase our manufacturing capacity to fulfill capacity forecasts, our working capital needs will also increase.

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
Our supply chain is long, complex, and global, with many interdependencies. Significant fluctuations in supply and demand or supply chain disruptions could adversely affect our ability to manufacture and deliver products to customers and may require us to carry higher levels of inventory, increasing our working capital requirements and the risk of excess or obsolete inventory.
Our products depend on many different electronic components of varying complexity and raw materials, as well as software tools for the design of our products. Accordingly, our supply chain is dependent on many aspects of the global semiconductor industry, which is highly cyclical and subject to wide fluctuations of supply and demand as a result of rapid technological change, rapid product obsolescence and price erosion, evolving standards, and frequent new product introductions, among other reasons. The industry has experienced significant downturns during recent global recessions, characterized by diminished product demand, production overcapacity, and high inventory levels. Any upturn in the semiconductor industry could result in increased competition for access to suppliers. Additionally, the impact of industry-wide trends on specific segments and suppliers is difficult to predict. Rapid technological change, product transitions and changes in customer demand may result in excess or obsolete inventory. We have incurred, and may in the future incur, related inventory charges, including write-downs or write-offs, which could adversely affect our gross margins and results of operations. Our efforts to mitigate supply constraints or meet anticipated demand may require us to maintain higher levels of inventory, which could increase our working capital requirements and expose us to greater risk of excess or obsolete inventory.
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
Our AI computing solutions, including both hardware and software, are highly complex to design and complicated to make, involve novel manufacturing processes, and may contain defects, bugs, or security vulnerabilities or experience failures or unsatisfactory performance due to a variety of issues, including design, fabrication, packaging, materials, or use. Our offerings may contain defects when they are first introduced or as new versions or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. We shipped our first CS-1 system in 2020 and our first CS-2 system in 2021, first introduced our CS-3 system and our inference solutions in 2024, executed our first substantial scale-up of our data center footprint in 2025, and first introduced our CS-4 in 2026. As a result, we and our customers have not had a significant amount of time to gauge the long-term performance and reliability of our offerings. If our AI solutions, third-party components used in our products, the AI models we create or train on behalf of our customers, third-party models that we host in our cloud, or our inference output contain defects, bugs, or vulnerabilities or have reliability, quality, or compatibility problems, we may not be able to successfully design workarounds or resolve the issues in a timely manner. For example, the AI models that we host or train may not generate the responses that our customers want or expect, or may be otherwise flawed, and our inference speed or throughput may be lower than what customers desire. Delays in or restrictions on our access to customer models or related technical information could impede integration, testing or deployment. Late access could reveal unexpected compatibility or performance limitations, requiring additional engineering work or preventing us from meeting deployment timelines or performance commitments. Any defects discovered in our offerings, or any components included in our products, prior to their shipping or release could delay our ability to deliver products or services to our customers. Further, defects in our products, services, the AI models we build or help train, or the AI models that we host, may only be discovered after a product or model has been shipped, released, or used by our customers. Our offerings may also have undiscovered vulnerabilities that could be exploited by hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs, thereby exposing our customers to potential adverse consequences. Additionally, our hardware products may be difficult to repair in the field and may need to be shipped back to our facility for repair. Failures of our offerings to perform to specifications, including certain performance requirements with respect to service-level commitments in our customer agreements or issues caused by data center disruptions or failures, or other product defects, have caused us to incur, and could cause us to incur in the future, significant warranty, support, and repair or replacement costs, including credits or damages pursuant to our service-level commitments, and divert the attention of our engineering personnel from our product development efforts to find and correct the issue or to design workarounds. Further, issues with, or subpar performance of, AI models that we develop or help develop for customers, or that we host in our inference cloud, may require additional and unexpected personnel cost to remedy. In addition, delays in shipping or releasing products or training or hosting AI models or the discovery of an error or defect in new products or software after commencement of commercial shipment or release could harm our relationships with customers, as well as the perception of our brand, and may result in failure to achieve market acceptance of our offerings and harm our business, financial condition, results of operations, and prospects.

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

We have experienced, and may experience in the future, delays and unanticipated expenses in the development and introduction of new products. Delays in the availability, production or deployment of CS-4, CS-5 or other next-generation systems, as well as our disaggregated inference solutions, could prevent us from meeting delivery or performance commitments to our customers, resulting in contractual penalties, lost revenue or termination of capacity commitments. A failure to develop products with required feature sets or performance standards or a delay in bringing a new product or service to market may significantly reduce our return on investment as well as our sales, all of which may harm our business, financial condition, results of operations, and prospects. Delays in the development of new products and services or product and service enhancements could also benefit our competitors and allow them to achieve greater market share. We cannot assure that our future product development efforts will be successful or result in products that gain market acceptance.
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
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers and our ability to attract new customers. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations may be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers and public or investor perception, may make it substantially more difficult for us to attract new customers. Similarly, because our customers often act as references for us with prospective new customers, any existing customer that questions the quality of our work or that of our employees could impair our ability to secure additional new customers. For example, an adverse development, or the perception of one, in our relationship with OpenAI could cause existing or prospective customers and partners to question our financial stability or ability to provide competitive differentiation and long-term support. Negative publicity could overshadow other commercial successes, and competitors could use such developments to cast doubt on or mischaracterize our offerings. If we do not successfully maintain and enhance our reputation and brand recognition with our customers, our business may not grow and we may lose these relationships, which may harm our business, financial condition, results of operations, and prospects.

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
As with many new emerging technologies, AI presents risks and challenges and increasing ethical and legal concerns relating to its responsible use that could affect the adoption of AI, and thus our business. Incidents involving AI systems developed or used by others may undermine public confidence in AI, prompt additional regulatory restrictions, or reduce demand for our offerings, even if our technologies are not involved. Concerns relating to the responsible use of new and evolving technologies in our offerings may also result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. For instance, we offer AI model services in which we develop proprietary AI models with and on behalf of our customers, as well as open-source AI models that we or our customers make generally available to the community. We may not have insight into, or control over, how our customers and other third parties use or deploy the AI models that we trained or assisted in training, or that were trained using our computing solutions, or that we otherwise make available to customers. We do not control how others, including customers, use AI models that we develop or make available. We also cannot fully control how users interact with our inference solution, including whether they may breach our terms of use or that of third-party model providers with which we integrate or host. Our computing solutions may enable the development and operation of increasingly capable and autonomous AI systems. Such systems could be misused or act in unintended ways beyond effective human oversight, potentially causing severe harm, including catastrophic or existential risks to humanity. Increased computing speed and capacity could accelerate AI development or deployment beyond the ability of developers and others to evaluate and implement adequate safeguards. If we enable or offer AI models that draw controversy due to their perceived or actual impact on society, including, for example, AI models that have unintended consequences, infringe intellectual property rights or rights of publicity, disseminate illegal, inaccurate, defamatory, or harmful content, or are controversial because of their impact on human rights, privacy, cybersecurity, employment or other social, economic or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models, we may experience brand or reputational harm, competitive harm, financial harm, regulatory scrutiny or restrictions on our offerings, or legal liability. Significant AI safety incidents, including those unrelated to our offerings, could also reduce demand for AI infrastructure and impair our customers’ ability to perform their obligations to us. Complying with multiple laws, statutes, regulations, guidelines, self-regulatory frameworks, and industry standards from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with applicable legal requirements. Compliance with existing and proposed government regulation of AI, including in jurisdictions such as the European Union (the “EU”), may also increase the cost of related research and development and compliance, and create additional reporting or transparency requirements. In addition, unfavorable developments with evolving laws and regulations worldwide related to AI, such as those laws that may pause or inhibit continued development or adoption of AI, may limit global adoption, reduce demand for our offerings, increase our costs to provide our offerings, impede our strategy, and negatively impact our long-term expectations in this area. For example, given the adoption of the EU’s Artificial Intelligence Act (the “AI Act”), which went into force in August 2024, and AI-related laws in the United States, including the Colorado Artificial Intelligence Act (the “Colorado AI Act”), we anticipate that there will continue to be significant developing laws and regulations with respect to AI as the AI industry continues to develop. Changes in AI-related regulation may disproportionately impact and disadvantage us and require us to change our business practices, which may harm our results of operations. New AI safety requirements or regulatory proceedings could limit OpenAI’s or other customers’ deployment or commercialization of AI models and reduce their demand for our offerings. Our, our customers, or others’ failure to adequately address any of the foregoing concerns or regulations relating to the responsible use of AI may undermine public confidence in AI and slow adoption of our offerings or harm our reputation or business, financial condition, results of operations, and prospects.
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
We launched the CS-4 in 2026 and CS-3 in 2024 and no longer manufacture the CS-2. In the future, we expect to release new generations of our AI compute system, which may require us to reduce prices of then-current systems in anticipation of such releases. In addition, customers may delay purchasing an existing system, or cloud compute capacity associated therewith, in anticipation of our release of a next generation or newer, more advanced system. Our business, financial condition, results of operations, and prospects may be harmed by a decline in the pricing for the current generation of our existing products. Additionally, as competition increases in our target markets, we may need to reduce the prices of our existing products and services in anticipation of competitive pricing pressures, new product introductions by us or our competitors, new generations of such existing products, or for other reasons. If we are unable to offset any reductions in pricing for existing products by increasing our sales volumes, decreasing costs, or introducing new products or services or new product generations of such existing products with higher margins, our business, financial condition, results of operations, and prospects may be harmed. To maintain our results of operations, we must develop and introduce new products and services, next-generation products, and product enhancements on a timely basis and continually reduce our costs as well as our customers’ costs. Failure to do so may harm our business, financial condition, results of operations, and prospects.
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
In addition to our U.S. operations, we also have international operations. We have foreign subsidiaries in Canada, India, France, Norway and Finland, and a smaller number of employees in several other countries, including the United Arab Emirates. In addition, we have expanded and are planning to continue expanding our data center locations to multiple geographies. We also on occasion provide services at our customers’ facilities, including those not located in the United States, and engage in sales and marketing efforts in many foreign jurisdictions. International activities are subject to the uncertainties associated with international business operations, including global laws and regulations, economic sanctions, tax laws and regulations, privacy laws, export and import regulations, duties, tariffs, and other trade restrictions and barriers, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for intellectual property, and our ability to acquire and retain local employees, any of which may harm our business, financial condition, results of operations, and prospects. Our business, financial condition, results of operations, and prospects may also be harmed in the event of political conflicts, economic crises, wars, or other changes in international relations affecting countries where our subsidiaries, manufacturers, suppliers, and customers are located.
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
Our success depends in large part on our ability to attract and retain highly qualified personnel. We strive to employ talented engineering and technical personnel, as well as effective sales, marketing, finance, and support employees, all of which are in high demand. Maintaining our brand and reputation, as well as a diverse and inclusive work environment that enables all our employees to thrive, is important to our ability to recruit and retain employees. There is intense competition for highly qualified technologists in the AI industry, particularly in the San Francisco Bay Area, where our headquarters are located, as well as in Toronto, Canada and in Bangalore, India, where we also have offices. We use various measures, including offering competitive salaries and benefits and an equity incentive program, to attract and retain the personnel we require to operate and grow our business effectively. However, these measures may not be sufficient, and our employees may decide not to continue working for us and leave us with little or no notice. Many of our competitors are significantly larger than we are, with greater financial resources and publicly traded stock, and may be able to offer more attractive compensation packages than we can, particularly with regard to equity compensation. As a result, it may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Our ability to attract, retain and motivate employees may be adversely affected by declines in the price of our Class A common stock. Such declines may require us to grant more shares to maintain competitive compensation. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted, and fewer shares would remain available for future grants under our equity incentive plans. In addition, some of our employees are employed with us on temporary work visas, and any change in U.S. or other countries’ immigration laws affecting their status or such visas may make it difficult to retain such individuals or hire new personnel. The loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees could harm our ability to develop and sell our products, as well as our results of operations, and impair our ability to expand and grow our business.
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
Even if we are able to obtain an export license from BIS with respect to our products, the license may impose burdensome conditions that we or our customer cannot accept and/or that require significant investment with respect to security and compliance. For example, we have obtained export licenses for our CS-2, CS-3, and CS-4 systems for export to G42 and MBZUAI in the United Arab Emirates, but the applicable licenses require that we and our customer undertake certain rigorous security and compliance obligations to prevent diversion and abuse of our technology. Managing these obligations will require additional investment in processes, technology and personnel, and if we or our customers fail to comply with these conditions, the export license may be revoked, including after we have manufactured the applicable products, and we may be subject to civil monetary fines, criminal sanctions, and other administrative penalties (such as loss of export privileges), which may harm our reputation, business, financial condition, results of operations, and prospects. To the extent we increase our business outside the United States, our risks under these laws and regulations, as well as comparable laws in other countries where we operate or plan to operate, would increase.

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

Already, certain existing legal regimes (including, those related to data privacy and cybersecurity) regulate certain aspects of AI models and automated decision-making, and new laws regulating AI technologies have entered into force in the United States and the EU. For example, in the United States, the current presidential administration rescinded in 2025 an executive order relating to the safe and secure development of AI technologies that was previously implemented by the former administration in 2023. The administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded executive order. In July 2025, the current administration further issued America’s AI Action Plan, focusing on the three pillars of innovation, infrastructure, and international diplomacy and security in AI, and seven underlying principles. The current administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies, or may implement new executive orders and/or other rule making relating to AI technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance with old frameworks or meet new obligations. There is currently no comprehensive federal legislation in the United States concerning the use, development, or deployment of AI. Despite the lack of comprehensive legislation, federal regulators are continuing to pursue AI-related enforcement actions under existing federal laws. In addition, legislation related to AI has both been enacted and is advancing at the state level. For example, Utah passed the AI Policy Act, which took effect in May 2024, imposing certain disclosure requirements on the use of AI, and Colorado enacted the Colorado AI Act, which is expected to take effect in January 2027. In addition, California recently finalized regulations under the CCPA regarding the use of automated decision-making, and has enacted several AI-related laws, including laws requiring certain AI providers to implement transparency and safety measures. Any of such regulations, or any similar regulations, may impact the development, use, and commercialization of AI in the future.
Further, in Europe, the AI Act, which establishes a comprehensive, risk-based governance framework for AI in the EU market, applies to, amongst other entities, providers, importers, and distributors of AI systems or general-purpose AI models that are placed on the EU market or put into service or used in the EU. The AI Act entered into force in August 2024, with many of the AI Act’s substantive requirements already in effect and with additional requirements scheduled to apply in 2027 and 2028. The AI Act establishes a risk-based governance framework for regulating high-risk AI systems and categorizes AI systems based on the risks associated with such AI systems’ intended purposes as creating “unacceptable,” “high,” or “limited” risks. The AI Act also includes various requirements for providers, importers, distributors, and users of AI systems in the EU, including with respect to transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, general-purpose AI models, and foundation models, and introduces significant penalties of up to 7% of global revenue. There is a risk that our current or future offerings may be subject to heightened obligations under the AI Act, requiring us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability or adversely affect our business. Even if our offerings are not categorized as “unacceptable” or “high” risk under the AI Act, we may be subject to additional transparency and other obligations for providers, distributors, or importers of AI systems, which may require us to expend resources to comply with such obligations. There are also specific obligations regarding the use of automated decision-making under the GDPR. The AI Act and GDPR may have a material impact on the way AI is regulated, and developing interpretation and applications of the foregoing, together with developing guidance and/or decisions in this area, may affect our planned business activities involving the development and/or use of AI. Additionally, our customers may become subject to existing and emerging AI regulations, which could cause a delay or impediment to the commercialization of AI technologies and could lead to a decrease in demand for our customers’ AI systems. It is likely that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit ours or our customers’ ability to use AI or in a manner that negatively affects the performance of our products, services, and business. We may need to expend resources to adjust our AI offerings in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws could be significant and would increase our operating expenses (such as by imposing additional reporting obligations). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, results of operations, and prospects. The regulatory environment surrounding the implementation of AI technologies may adversely affect our ability to produce and export our offerings and as a result may cause harm to our reputation, business, financial condition, results of operations, and prospects.
We may be subject to litigation, investigations, or other actions, which may lead us to incur significant costs and harm our business and our stockholders.
We are, and may become, party to lawsuits and claims arising in the normal course of business, which may include putative class action suits or other lawsuits, investigations or other claims relating to intellectual property, open-source software, customer matters, our marketing and sales practices, contracts, employment matters, regulatory compliance, or other aspects of our business. Additionally, perceived inconsistencies across our SEC filings, earnings calls and other communications, or allegations that our disclosures omitted or understated material information, whether or not such allegations have merit, could lead to securities class actions, other claims or regulatory investigations or enforcement actions and harm our reputation and stock price.

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
Defending any lawsuit or arbitration, even when comprised of unmeritorious claims, is costly, particularly if proceedings occur in multiple jurisdictions, and can impose a significant burden on, and divert the attention of, management and employees, and harm our reputation. Allegations in public reports, including short seller reports, may prompt litigation or regulatory inquiries and require us to incur costs and divert management attention in responding. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not harm our business, financial condition, results of operations, and prospects. Litigation, arbitration or other proceedings to enforce our contractual rights or collect amounts owed to us could extend beyond the period for which we have sufficient liquidity to fund our operations and satisfy our obligations. Even a favorable judgment or settlement may not result in sufficient or timely recovery of amounts owed. Any claims or litigation, even if fully indemnified or insured, may make it more difficult to effectively compete or to obtain adequate insurance in the future. Proceedings could also result in public disclosure of our or our customers’ confidential or proprietary information, harming our competitive position or customer relationships. Disputes with insurers over coverage for claims, defense costs or settlements could leave us responsible for substantial uninsured amounts. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in the payment of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which may harm our business, financial condition, results of operations, and prospects. In the case of an unfavorable outcome in an intellectual property case, we could also be required to:
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
Prior to the completion of the IPO, we were a private company since our inception and, as such, we did not have the internal control and financial reporting requirements that are required of a publicly traded company. In connection with the preparation of our financial statements, we identified certain material weaknesses in our internal control over financial reporting that continued to exist as of September 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
We have identified material weaknesses in our internal control over financial reporting. We have also concluded that these material weaknesses continued to exist as of September 30, 2026, and cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, new internal processes and procedures, and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience further deficiencies in our controls.
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
We may have a limited ability to use some or all of our net operating loss carryforwards to reduce taxable income in the future.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new products or services, enhance our existing offerings, enhance our operating infrastructure, expand internationally, and acquire complementary businesses and technologies. In order to achieve these objectives, we expect to require significant additional capital resources in the future, and may determine to raise additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. In addition, the incurrence of indebtedness, including under the Revolving Credit Facility (as defined in Note 10 - Debt), would increase our fixed obligations, and may include covenants or other restrictions that impede our ability to manage our operations. We may not be able to obtain additional financing on terms favorable to us when needed, or at all. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges and opportunities.
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
Following the Phase Two Effective Date (as defined in Note 10 - Debt), the Revolving Credit Agreement imposes operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions (in each case, subject to certain exceptions) on our ability to:
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Following the completion of the IPO, based on beneficial ownership as of March 31, 2026, the holders of our outstanding Class B common stock hold approximately 99.2% of the voting power of our outstanding capital stock following the IPO, and our directors, executive officers, and stockholders holding more than 5% of our outstanding capital stock, together with their affiliates, beneficially own approximately 38.1% of our outstanding classes of common stock as a whole, but control approximately 50.9% of the voting power of our outstanding common stock. These ownership and voting power percentages reflect information as of March 31, 2026, and the current voting power percentage may be significantly higher, particularly as a result of conversions of Class B common stock into Class A common stock following the IPO. For more information, see the section titled “Principal Stockholders” in the Prospectus. As such, our executive officers, directors, and those stockholders who held our securities prior to the IPO have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future, and may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.
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
•overall performance of the equity markets and/or publicly listed semiconductor companies;
•actual or anticipated fluctuations in our financial and operating metrics;
•an adverse development in our relationship with OpenAI and hyperscalers such as Amazon, Oracle, and Microsoft, an adverse development in our strategic partnerships with G42 and MBZUAI, a material reduction in purchases by OpenAI, G42, MBZUAI, and hyperscalers such as Amazon, Oracle, and Microsoft, or the anticipation of such events;
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
•rumors and market speculation, articles or other publicity by short sellers, and operating results and forecasts, involving us or other companies in our industry;
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
•conversions of shares of Class B common stock or non-voting Class N common stock into shares of Class A common stock; and
•anticipated sales of our common stock.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many semiconductor, AI, and technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. The AI industry has also experienced rapid growth and seen high valuations that have caused stock price volatility related to speculation of the industry’s future growth and performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business. Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide. Further, changes to deployment or payment timelines under the MRA could result in reductions in our financial projections. Uncertainty regarding whether those changes reflect temporary delays or permanent reductions in expected business could further harm investor confidence and increase stock price volatility.
Sales of our Class A common stock in the public market could cause the price of our common stock to decline.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could cause the price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.
As of September 30, 2026, we had stock options outstanding that, if fully exercised, would result in the issuance of 15,619,376 shares of our Class A common stock and 3,885,386 shares of our Class B common stock and 15,211,087 shares of our Class A common stock and 10,927,452 shares of our Class B common stock issuable upon vesting of outstanding RSUs. We have registered the shares of our common stock subject to outstanding stock options and RSUs and shares that will be issuable pursuant to future awards granted under our equity incentive plans on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
The trading market for our Class A common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage, and the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price may decline. Analysts’ questions, commentary or presentation of otherwise neutral facts could also create negative perceptions of our business, depending on their framing, emphasis, context or timing relative to developments in our business or industry or our relationships with significant customers, and cause our stock price to decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our results of operations fail to meet, or exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us, and the price of our Class A common stock would likely decline as a result of such failure to meet our guidance or analyst expectations. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Option, Warrant, and Common Stock Issuances
In July 2026, OpenAI exercised a portion of the OpenAI Warrant through a net exercise, resulting in the issuance of 10,033,508 shares of our Class N common stock. The exercise price was $0.00001 per share.
We believe this issuance was exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder. The recipient of the securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The recipient had adequate access to information about us.

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
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, the following directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (each a “Rule 10b5-1 Trading Arrangement”):

Name	Title of Director or Officer	Action	Date of Action	Total Shares of Common Stock to be Sold	Expiration Date(1)
Steve Vassallo	Director	Adopted	August 24, 2026	230,000	May 24, 2027
Lior Susan	Director	Adopted	August 28, 2026	376,714	February 26, 2027
_______________
(1)    Each Rule 10b5-1 Trading Arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1(c) and permits transactions through and including, and is scheduled to terminate on, the earlier to occur of (a) the completion of sales or (b) the expiration date listed in the table.

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6.        Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
10.1†	Amendment No. 1, dated as of September 18, 2026, to Purchase Order, dated as of December 30, 2025, by and between the Registrant and Mohamed bin Zayed University of Artificial Intelligence				X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_______________
† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEREBRAS SYSTEMS INC.

Date:	November 12, 2026	By:	/s/ Andrew D. Feldman
		Name:	Andrew D. Feldman
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 12, 2026	By:	/s/ Robert Komin
		Name:	Robert Komin
		Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	November 12, 2026	By:	/s/ Yagnesh Patel
		Name:	Yagnesh Patel
		Title:	Chief Accounting Officer
(Principal Accounting Officer)